Form 10-Q
period 1996-04-30
PERSONNEL MANAGEMENT INC
filed 1996-06-24
CIK 916606

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1996.

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
      ___ TO ___.

Commission file number 0-23144

                   PERSONNEL MANAGEMENT, INC.
     (Exact name of registrant as specified in its charter)

      INDIANA                     35-1671569
(State or other jurisdiction of   (I.R.S. Employer
incorporation or organization)      Identification No.)


1499 Windhorst Way, Suite 100
Greenwood, Indiana                         46143
(Address of principal executive offices)   (Zip Code)

                         (317) 888-4400
      (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1994 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                               Outstanding at May 28, 1996
Common Stock, without par value     2,020,156 shares.

                   PERSONNEL MANAGEMENT, INC.
                              INDEX

PART I - FINANCIAL INFORMATION

   Item 1 - Consolidated Financial Statements
             (Unaudited)

             Condensed Consolidated Balance Sheets
             at April 30, 1996 and October 31, 1995      3

             Condensed Consolidated Statements of
             Income for the three months ended
             April 30, 1996 and 1995                     4

             Condensed Consolidated Statements of
             Income for the six months ended
             April 30, 1996 and 1995                     5

             Condensed Consolidated Statements of
             Cash Flows for the six months ended
             April 30, 1996 and 1995                     6

             Notes to Condensed Consolidated
             Financial Statements                        7

   Item 2 - Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                               10

PART II - OTHER INFORMATION

   Item 4 - Submission of Matters to a Vote of
            Security Holders                             13

   Item 5 - Other Information                            13

   Item 6 - Exhibits and Reports on Form 8-K             14

SIGNATURE                                                14

EXHIBIT INDEX                                            15

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                   PERSONNEL MANAGEMENT, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (unaudited)

                                  April 30,        October 31,
                                    1996             1995

                                  (unaudited)      (audited)

                            ASSETS
CURRENT ASSETS
Cash                             $   291,334     $   171,848
Accounts receivable, net           6,230,735       6,175,233
Current portion of notes
  receivable, other                  150,016         144,978
Income taxes receivable               11,579          42,622
Prepaid expenses                     244,712         286,607
Other current assets                  31,213          25,737
Deferred tax asset                   241,500         241,500

Total Current Assets               7,201,089       7,088,525

Property and equipment, net        1,294,743       1,265,484

Notes receivable, shareholder        487,538         468,664
Notes receivable, other                5,387          76,571
Goodwill, net                      6,433,084       5,519,592
Other                                165,609         166,885

Total Assets                     $15,587,450     $14,585,721


                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Cash overdraft                   $   341,040     $   121,031
Bank credit facility               3,492,000            -
Accounts payable                     553,553         229,923
Accrued compensation and benefits  1,489,011       1,480,418
Accrued workers' compensation claims 557,218         508,422
Income taxes payable                  46,028          60,828
Other current liabilities             99,680          32,254
Current portion of notes payable     149,616         116,436

Total Current Liabilities          6,728,146       2,549,312

Note payable and bank credit
  facility                            96,456       3,737,933
Deferred tax liability                76,200          76,200

SHAREHOLDERS' EQUITY

Common stock                       7,784,429       7,683,156
Retained earnings                    902,219         539,120
Total Shareholders' Equity         8,686,648       8,222,276
Total Liabilities and Shareholders'
  Equity                         $15,587,450     $14,585,721

See accompanying notes.
/TABLE

                        PERSONNEL MANAGEMENT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (unaudited)

                                  THREE MONTHS ENDED APRIL 30,

                                  1996             1995

Revenues                       $16,388,262       $15,380,148
Expenses
 Cost of services               12,981,063        12,352,243
 General and administrative      2,625,215         2,368,170
 Selling                           128,427            99,612
 Amortization of goodwill           85,242            68,927

                                15,819,947        14,888,952

Income from operations             568,315           491,196
Interest expense, net             (65,621)          (72,375)

Net income before income taxes     502,694           418,821
Income taxes                       221,194           201,182

Net income                     $   281,500       $   217,639

Net income per share           $      0.14       $      0.11

See accompanying notes.

/TABLE

                        PERSONNEL MANAGEMENT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (unaudited)

                             SIX MONTHS ENDED APRIL 30,

                                  1996             1995

Revenues                       $30,418,378       $30,677,355
Expenses
 Cost of services               24,209,657        24,769,190
 General and administrative      5,031,169         4,864,535
 Selling                           226,112           204,891
 Amortization of goodwill          167,198           137,855

                                29,634,136        29,976,471

Income from operations             784,242           700,884

Interest expense, net            (135,842)         (157,941)

Income before income taxes         648,400           542,943
Income taxes                       285,300           260,805

Net income                     $   363,100       $   282,138


Net income per share           $      0.18       $      0.14

See accompanying notes.

/TABLE

                        PERSONNEL MANAGEMENT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (unaudited)

                                         SIX MONTHS ENDED APRIL 30,

                                       1996               1995

OPERATING ACTIVITIES
Net income                               $  363,100       $  282,138
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Amortization and depreciation             339,873          275,047
  Deferred income taxes                        -           (112,000)
  Interest earned on shareholder loan      (18,874)         (13,518)
  Changes in operating assets and
   liabilities:
 Accounts and notes receivable             (55,502)          482,572
 Prepaid expenses and other assets          134,883        (193,483)
 Accounts payable                           323,630        (448,999)
 Accrued liabilities and other payables     110,015           69,984


NET CASH PROVIDED BY OPERATING ACTIVITIES 1,197,125          341,741
INVESTING ACTIVITIES
Purchases of businesses and additions to
  goodwill                              (1,168,972)        (375,626)
Purchases of property and equipment       (113,652)        (324,661)

NET CASH USED BY INVESTING ACTIVITIES   (1,282,624)        (700,287)

FINANCING ACTIVITIES
Proceeds from exercise of common stock
  options                                   224,625                -
Loan to officer                           (123,352)                -
Cash dividends                                 -                (71)
Tax benefit resulting from exercise of
  stock options                                -             152,500
Payments on notes payable                  (28,297)        (372,420)
Net borrowings (payments) on line of
  credit                                   (88,000)          270,000

NET CASH PROVIDED (USED)BY FINANCING
ACTIVITIES                                 (15,024)           50,009

Decrease in cash                          (100,523)        (308,537)
Cash at beginning of year                    50,817          133,019

CASH AT END OF PERIOD                  $   (49,706)      $ (175,518)

See accompanying notes.

                   PERSONNEL MANAGEMENT, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         APRIL 30, 1996
                           (unaudited)

1.    Basis of Presentation

      The accompanying financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange
      Commission (SEC). This Report on Form 10-Q should be read in conjunction with the Company's financial statements and notes thereto for the year ended
      October 31, 1995, included in the Company's 1995
      Annual Report to Shareholders. Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the three months and six months ended April 30, 1996, are not necessarily indicative of the results to be expected for the full year. The financial statements include the consolidated financial position, operations and cash flows for Personnel
      Management, Inc. and its wholly-owned subsidiaries, hereafter referred as "the Company". The Company intends to file concurrently with this report an amendment to its Quarterly Report on Form 10-QSB/A for the purpose of amending and restating its financial statements for the three and six month periods ended April 30, 1995. The Company has previously reported in its 1995 Annual Report to Shareholders restated results of operations for each of its 1995 quarterly periods. The results for the three and six month periods ended April 30, 1995 in this report are restated on the basis of the results that will be included in the amendment on Form 10-QSB/A.

2.    Per Share Disclosures

      Per share amounts are based on the weighted average number of common shares outstanding during the respective periods (retroactively adjusted to give effect to subsequent stock dividends). Stock options and warrants are considered common stock equivalents and are included in the computation of the number of outstanding shares using the treasury stock method, unless anti-dilutive.

3.    Shareholders' Equity

      On November 1, 1995, options to purchase 29,069 shares with an exercise price of $7.73 per share were exercised. Proceeds of $224,625 were received by the Company.

      On April 15, 1996, the Company extended a loan to an officer of the Company in the amount of $123,352 for the purpose of paying income taxes in connection with the officer's December 29, 1994 exercise of non-qualified stock options to purchase
      49,486 shares of common stock of the Company. The loan bears interest at the prime rate which was 8.5% as of the date of the loan, and is secured by 24,670 shares of common stock of the Company. The loan is reflected as a deduction from common stock and interest is credited to income as it accrues.

4.    Acquisitions

      The Company acquired the assets of a temporary services firm in Atlanta, Georgia, with one office and annual revenues of approximately $2,000,000 on November 13, 1995. The business was acquired for approximately $600,000, plus 42% of future income before taxes and other adjustments derived from the areas served by the business through October 2000.
      The business operations acquired in Georgia provide mostly temporary clerical services.

      On February 5, 1996, the Company acquired the assets of a temporary services firm in northeastern
      Florida with annual revenues of approximately
      $4,700,000. The business was acquired for approximately $250,000, plus 71% of future income before taxes and other adjustments derived from one significant customer served by the business through January 2001. The business in northeastern Florida provides temporary clerical and warehousing services to its customers.

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations

The following should be read in conjunction with "Management's Discussion and Analysis of Financial
Condition and Results of Operations" included in the Company's 1995 Annual Report to Shareholders and the comparable discussion and analysis included in the Company's quarterly report on Form 10-Q for the first quarter of the 1996 fiscal year.

SELECTED INCOME STATEMENT COMPARISONS

REVENUES. For the three months ended April 30, 1996, revenues increased by $1,008,114 or 6.6% compared to the 1995 period, to $16,388,262. The increase was a result of same office sales growth in the Tampa, Florida area, and the acquisition of temporary services companies in Atlanta, Georgia during November 1995, and Jacksonville,
Florida during February 1996.  Revenues from the
Company's Indiana customer base for the second quarter, which accounted for approximately 69% of consolidated revenues, decreased 13.7% compared to the previous year period. This decrease was due primarily to reduced demand and competitive pressures. Revenues remained constant for the Company's Indiana customer base between the first and second quarters of 1996.

For the six months ended April 30, 1996, revenues decreased $258,977 or 0.8% compared to the 1995 period, to $30,418,378. This decrease was due to a 14.7% decrease in revenues from the Company's Indiana customer base compared to the prior year period. Revenues from the Company's southeastern U.S. operations, which accounted for approximately 26% of consolidated revenues for the six month period, almost entirely offset the decrease in the Indiana revenues.

COST OF SERVICES. Cost of services for the three months ended April 30, 1996 increased $628,820 or 5.1% compared to the 1995 period, to $12,981,063. This increase was a result of increased volume of services to clients. Cost of services as a percentage of revenues for the quarter was 79.2% compared to 80.3% in the prior year period.
This improvement was a result of favorable pricing of temporary help services and lower workers' compensation costs.

Cost of services for the six months ended April 30, 1996 decreased $559,533 or 2.3% compared to the 1995 period, to $24,209,657. As a percentage of revenues, cost of services improved from 80.7% in 1995 to 79.6% in 1996.

SELLING EXPENSES. Selling expenses for the three and six months ended April 30, 1996 increased 28.9% and 10.4%, respectively, compared to the 1995 periods as a result of the Company's Atlanta, Georgia and Jacksonville, Florida operations. These operations were acquired by the Company in the current fiscal year. Selling expenses as a percentage of revenues increased slightly from 0.7% in the prior year quarter to 0.8% in the current year quarter.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended April
30, 1996 increased $257,044 or 10.9% compared to the 1995 period, to $2,625,215. This increase was due entirely to the G&A expenses associated with the businesses purchased by the Company in the current fiscal year. G&A expenses related to the Indiana and Tampa operations decreased
$8,500. The results of the Company's ongoing expense reduction program is reflected in the decreased G&A expenses for the Indiana and Tampa operations but is partially offset by higher professional fees and bad debt expense. Expenses related to the expense reduction program decreased approximately $225,000 for the quarter compared to the prior year period. Professional fees and bad debt expenses were higher compared to the prior year quarter by approximately $25,000 and $100,000, respectively. Additional professional fees were incurred for nonrecurring services related to the year-end financial disclosures. Credit policies and procedures have been strengthened to address the credit problems experienced by the Company in the current fiscal year.
As a percentage of revenues, G&A expenses for the quarter increased from 15.5% in the 1995 fiscal year to 16.1% in the current fiscal year.

G&A expenses for the six months ended April 30, 1996 increased $166,633 or 3.4% compared to the prior year period due entirely to the expenses associated with the new businesses acquired by the Company in the current fiscal year. G&A expenses for the Indiana and Tampa operations decreased approximately $153,000 primarily as a result of the ongoing expense reduction program.
Partially offsetting this decrease in G&A expenses for the Indiana and Tampa operations were higher professional fees and bad debt expense of approximately $114,000 and $157,000, respectively, compared to the prior year period. As a percentage of revenues, G&A expenses for the six months increased from 15.9% in the 1995 fiscal year to 16.6% in the current fiscal year.

AMORTIZATION OF GOODWILL. Goodwill represents the unamortized cost in excess of fair value of net assets acquired and is being amortized on a straight-line basis over 20 years. Goodwill amortization for the three and six month periods ended April 30, 1996 increased 23.7% and 21.3%, respectively, compared to the 1995 periods.
These increases were a result of the amortization of goodwill related to the two businesses acquired in the current fiscal year and the amortization of payments of additional purchase price to the prior owners of acquired businesses under the earnout provisions of the acquisition agreements.

INTEREST EXPENSE, NET. The decrease in interest expense, net for the three and six months ended April 30, 1996 compared to the prior year periods is due to lower interest rates on borrowings.

INCOME TAXES. Income tax expense for the three and six months ended April 30, 1996 increased 9.9% and 9.4%, respectively, compared to the prior year period as a result of the increases in net income before income taxes. The effective income tax rate was 44% in the current fiscal year compared to 48% in the prior fiscal year.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities during the six months ended April 30, 1996 was $1,197,125 which resulted primarily from net income before depreciation and amortization, and an increase in accounts payable outstanding.

Net cash used by investing activities during the six months ended April 30, 1996 was $1,282,624 due to the acquisitions of Temporaries of Atlanta, Inc. in November
1995 and Progressive Personnel II, Inc. in February 1996, and payments of additional purchase price to owners of previously acquired businesses under the earnout provisions of the acquisition agreements.

Management believes that cash provided by operations, augmented by borrowings for working capital purposes under the bank credit facility, will be adequate to satisfy the Company's operating cash requirements during fiscal 1996. Due to the relatively short maturity of the Company's bank credit facility in February 1997, the Company may consider seeking new debt or equity financing during fiscal 1996 or prior to the maturity of the credit facility in February 1997. Since the bank credit facility will mature within a twelve month period, the amount outstanding as of April 30, 1996 has been reclassified on the balance sheet from a noncurrent to a current liability. Depending on market conditions, the performance of the Company and other factors, this new financing may be public or private. This information concerning the possibility that the Company may seek additional financing is a forward-looking statement, and the Company has not engaged in any discussions with investors, banks, or financial intermediaries looking toward such a financing transaction. Furthermore, there is no assurance that such financing would be available to the Company if sought, or that such financing, even if available, would carry terms that shareholders of the Company would find attractive.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security
Holders

The Company held its 1996 Annual Meeting of Shareholders on March 28, 1996. At the Annual Meeting the
Shareholders elected as Directors the two nominees proposed by the Board of Directors and approved the 1994
Director Stock Option Plan.  Joseph C. Cook and Max K.
DeJonge were both elected for a three year term to the Board of Directors. In addition to these two individuals, Directors whose term of office continued after the Annual Meeting consisted of Richard VonDerHaar, David L. Swider, Don R. Taylor and Elizabeth McFarland.
The results of the proxy solicitation were as follows:


                       Votes      Votes     Votes
                       Cast For   Withheld  Abstained  Non-Votes
Nominee:
  Joseph C. Cook       1,877,505  1,100
  Max K. DeJonge       1,877,505  1,100

1994 Director Stock
Option Plan            1,846,359   9,060    4,479       18,707

Item 5. Other Information

On June 20, 1996, the Registrant announced the appointment of Gary Hentschel as its Chief Operating
Officer, effective July 15, 1996. Mr. Hentschel held the position as Executive Vice President and Corporate
Banking Manager of the Central Indiana Region with
KeyBank, N.A. KeyBank is a $65 billion financial services organization headquartered in Cleveland, Ohio.
Prior to joining the KeyBank organization in 1986, Mr.
Hentschel held a number of commercial banking positions with NBD, Indiana. His educational background includes an MBA degree in finance from Butler University in Indianapolis and a bachelors degree in marketing and economics from Miami University in Oxford, Ohio.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

The exhibits listed in the Exhibit Index on page 15
(which Exhibit Index is incorporated herein by reference) are filed as part of this report.

(b)   Reports on Form 8-K

A current report on Form 8-K dated February 5, 1996 was filed on February 19, 1996 to report under Item 2 the Company's acquisition of Progressive Personnel II, Inc., and under Item 5 the appointment of Robert R. Millard as the Company's new Chief Financial Officer and Vice
President of Finance and Administration.

A current report on Form 8-K/A dated February 5, 1996 was filed on April 19, 1996 to report under Item 7 the financial statements and pro forma financial information for the Progressive Personnel II, Inc. acquisition.

SIGNATURE

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             PERSONNEL MANAGEMENT, INC.

Dated:      June 21, 1996    By:  /s/ Robert R. Millard
                             Robert R. Millard, Vice
                             President of Finance and
                             Administration (Principal
                             Financial Officer and
                             Authorized Signatory)

                          EXHIBIT INDEX

Exhibit No.       Description of Exhibit

10.1              Amended Schedule of Options
                  Granted Under 1994 Director
                  Stock Option Plan

10.2              Employment Agreement between
                  the Company and Don R. Taylor,
                  dated November 8, 1995

10.3              Employment Agreement between
                  the Company and Elizabeth McFarland,
                  dated November 8, 1995

10.4              Employment Agreement between
                  the Company and Robert R. Millard,
                  dated February 5, 1996

10.5              Change of Control Severance
                  Benefits Agreement between the
                  Company and Don R. Taylor,
                  dated November 8, 1995

10.6              Change of Control Severance
                  Benefits Agreement between the
                  Company and Elizabeth McFarland,
                  dated November 8, 1995

10.7              Change of Control Severance
                  Benefits Agreement between the
                  Company and Robert R. Millard,
                  dated February 5, 1996

10.8              Incentive Stock Option Agreement
                  between the Company and Robert R.
                  Millard, dated February 5, 1996

10.9              Promissory Note between the
                  Company and Elizabeth McFarland,
                  dated April 15, 1996

10.10             Pledge Agreement between the
                  Company and Elizabeth McFarland,
                  dated April 15, 1996

11.1              Statement Re: Computation of
                  Earnings Per Share for the Three
                  Months Ended April 30, 1996

11.2              Statement Re: Computation of
                  Earnings Per Share for the Six
                  Months Ended April 30, 1996

27.1              Financial Data Schedule