Form 10QSB/A
period 1995-04-30
PERSONNEL MANAGEMENT INC
filed 1996-06-25
CIK 916606

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB/A

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
      PERIOD ENDED APRIL 30, 1995

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-23144

                           PERSONNEL MANAGEMENT, INC.
                 (Exact name of small business issuer as
                         specified in its charter)

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


                              (317) 888-4400
             (Issuer's telephone number, including area code)


                                    N/A
                      (Former address at last report)

Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days: Yes (X) No ( )

The number of shares outstanding of the issuer's Common
Stock, without par value, at June 2, 1995 was 1,977,766 shares.

Transitional Small Business Disclosure Format:   Yes ( )
No (X)

                        PERSONNEL MANAGEMENT, INC.
                                   INDEX

                                                                      PAGE
PART I - FINANCIAL INFORMATION                                      NUMBER

Item 1 -     Consolidated Financial Statements
             (Unaudited)

             Condensed Consolidated Balance
             Sheets at April 30, 1995 and
             October 31, 1994                                      3

             Condensed Consolidated Statements of
             Income for the three months ended
             April 30, 1995 and 1994                               4

             Condensed Consolidated Statements of
             Income for the six months ended
             April 30, 1995 and 1994                               5

             Condensed Consolidated Statements
             of Cash Flows for the six months
             ended April 30, 1995 and 1994                         6

             Notes to Condensed Consolidated
             Financial Statements                                  7

Item 2 -     Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                         9

PART II - OTHER INFORMATION

Item 4 -     Submission of Matters to a Vote of
             Security Holders                                      12

Item 6 - Exhibits and Reports on Form 8-K                          12

SIGNATURE                                                          13

EXHIBIT INDEX                                                      14

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                        PERSONNEL MANAGEMENT, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (unaudited)

                                         April 30,           October 31,
                                         1995                 1994
                                         (restated)
                                         (unaudited)         (audited)

                                  ASSETS
CURRENT ASSETS
Cash                                      $     8,050        $   238,399
Accounts receivable, net                    5,963,081          6,445,653
Prepaid expenses and other
  current assets                              383,311            327,753
Deferred tax asset                            333,452            221,452

Total Current Assets                        6,687,894          7,233,257

Property and equipment, net                 1,314,189          1,126,721

Notes receivable, shareholder                 460,571            447,053
Goodwill, net                               5,449,670          5,211,899
Other                                         164,975             27,050

Total Assets                              $14,077,299        $14,045,980

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Cash overdraft                             $  183,568         $  105,380
Bank line of credit                           270,000              -
Accounts payable                               87,133            536,132
Accrued compensation and benefits           1,339,036          1,508,897
Accrued workers' compensation claims          784,264            516,446
Income taxes payable                           77,424            136,997
Other current liabilities                      31,600              -
Current portion of notes payable              812,298            780,304

Total Current Liabilities                   3,585,323          3,584,156

Notes payable                               2,667,508          3,071,922
Deferred tax liability                         69,541             69,541

SHAREHOLDERS' EQUITY
Common stock                                7,683,156          4,564,071
Retained earnings                              71,771          2,756,290

Total Shareholders' Equity                  7,754,927          7,320,361

Total Liabilities and Shareholders'
  Equity                                  $14,077,299        $14,045,980

See accompanying notes.
/TABLE

                               PERSONNEL MANAGEMENT, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                       (unaudited)

                                         THREE MONTHS ENDED APRIL 30,

                                         1995                1994

                                         (restated)


Revenues                               $15,380,148            $8,452,542
Expenses
 Cost of services                       12,352,243             6,818,703
 General and administrative              2,368,170             1,117,786
 Selling                                    99,612                56,496
 Amortization of goodwill                   68,927

 Total Expenses                         14,888,952             7,992,985

Income from operations                     491,196               459,557

Other income (expense)                     (72,375)                8,387

Income before income taxes                 418,821               467,944

Income taxes                               201,182               256,000

Net income                             $   217,639           $   211,944

Net income per share                   $      0.11           $      0.11

See accompanying notes.
/TABLE

                               PERSONNEL MANAGEMENT, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                       (unaudited)

                                         SIX MONTHS ENDED APRIL 30,

                                         1995                1994

                                         (restated)



Revenues                               $30,677,355           $15,282,909
Expenses
 Cost of services                       24,769,190            12,350,842
 General and administrative              4,864,535             2,212,603
 Selling                                   204,891               100,475
 Amortization of goodwill                  137,855                   -

 Total Expenses                         29,976,471            14,663,920

Income from operations                     700,884               618,989

Other income (expense)                    (157,941)                  253


Income before income taxes                 542,943               619,242
Income taxes                               260,805               256,000

Net income                             $   282,138               363,242

Pro forma adjustment for income
tax provision                                                     56,700

Pro forma net income                                         $   306,542


Net income per share                   $      0.14           $      0.22

Pro forma adjustment for
income tax provision                                                0.03
Pro forma net income per share                               $      0.19

See accompanying notes.

                               PERSONNEL MANAGEMENT, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (unaudited)

                                         SIX MONTHS ENDED APRIL 30,

                                               1995                 1994
                                               (restated)

OPERATING ACTIVITIES
Net income                                    $   282,138          $   363,242
Adjustments to reconcile net
income to net cash provided by
operating activities
 Amortization and depreciation                    275,047               37,905
 Compensation expense from stock
   transactions                                        -                53,656
 Interest earned on shareholder loans             (13,518)              (9,527)
 Deferred income taxes                           (112,000)                  -
 Changes in operating assets and
    liabilities:
 Accounts receivable                              482,572             (648,917)
 Prepaid expenses and other assets               (193,483)              44,038
 Accounts payable                                (448,999)             (88,598)
 Accrued liabilities and other
    payables                                       69,984              293,045

NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                      341,741               44,844

INVESTING ACTIVITIES
Purchases of businesses and
  additions to goodwill                          (375,626)                  -

Purchases of property and equipment              (324,661)            (171,530)

Purchases of investments                              -             (2,330,124)

NET CASH USED BY INVESTING ACTIVITIES            (700,287)          (2,501,654)

FINANCING ACTIVITIES
Cash dividends                                        (71)            (328,956)
Tax benefit resulting from exercise
  of stock options                                152,500                   -
Net proceeds from sale of common stock                 -             4,403,917
Retirement of common stock                             -              (294,083)
Net payments on notes payable                    (372,420)              (1,866)
Net borrows (payments) on line of credit          270,000             (240,500)
Payments on notes payable, employees                   -              (195,330)

NET CASH PROVIDED BY FINANCING ACTIVITIES          50,009            3,343,182
Increase (decrease) in cash                      (308,537)             886,372

Cash (overdraft)at beginning of year              133,019             (486,057)
Cash (OVERDRAFT) AT END OF PERIOD             $  (175,518)         $   400,315

See accompanying notes.
/TABLE

                        PERSONNEL MANAGEMENT, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              April 30, 1995
                                (unaudited)
1.    Basis of Presentation
      The accompanying financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange
      Commission (SEC). This Report on Form 10-QSB/A should be read in conjunction with the Company's financial statements and notes thereto for the year ended October 31, 1994 included in the Company's
      1994 Annual Report to Shareholders. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. Especially because of the seasonality of the Company's business, the results for the three and six months ended April 30, 1995 are not necessarily indicative of the results to be expected for the full year.
      The financial statements include the combined financial position, operations and cash flows for Personnel Management, Inc. and its wholly-owned subsidiaries, hereafter referred as "the Company".

2.    Per Share Disclosures
      Per share amounts are based on the weighted average number of shares of common stock outstanding during the period (retroactively adjusted to give effect to subsequent stock dividends), including the dilutive effect of warrants, stock options and shares issued to employees at prices below fair market value. For the aforementioned items, the effect on the weighted average number of shares outstanding was computed using the treasury stock method assuming issuance at the beginning of the earliest period presented.

3.    Income Taxes
      From November 1, 1992 to January 31, 1994 the shareholders of the Company elected, under Subchapter S of the Internal Revenue Code, to include the Company's income in their own income for income tax purposes. Therefore, the Company made no provision for federal or state income taxes during that period. The pro forma income tax provisions included in the condensed consolidated statements of income give effect to the termination of the S corporation election as if it occurred on November 1, 1993 and was calculated using an estimated effective income tax rate of 37.5%.
      Effective February 1, 1994, the Company terminated its S Corporation status in connection with its initial public offering.

4.    Stock Dividend
      On March 16, 1995 the Board of Directors declared a ten percent stock dividend payable on April 24, 1995 to the holders of record of Common Shares of the Company. No fractional shares were created, and the Company paid to each holder of record who otherwise would have been entitled to receive a fractional share the value of the fractional interests. An aggregate of 179,797 whole Common
      Shares were issued by the Company pursuant to the stock dividend. The number of shares outstanding and all per share disclosures for periods prior to April 24, 1995 have been retroactively adjusted to give effect to the stock dividend.

5.    Director Stock Option Plan
      On April 30, 1995 the Board of Directors approved the Personnel Management, Inc. 1994 Director Stock
      Option Plan effective January 31, 1995.  Under the
      Plan options shall be granted to non-officer
      Directors with respect to an aggregate of 44,000
      shares of Common Stock, as adjusted for the 1995 stock dividend and subject to anti-dilution adjustments for future stock dividends and stock splits. Eligible Directors shall receive options to purchase 550 shares (as adjusted) for each Board of Directors meeting and 275 shares (as adjusted) for each committee meeting actually attended during the fiscal quarter ended October 31, 1994 or during the fiscal year ending October 31, 1995, with each option priced at the market value of the Common
      Shares as of the relevant quarter ending date and exercisable for five years thereafter. For each quarter during a fiscal year after the fiscal year ended October 31, 1995 the number of options to be granted to an eligible Director shall be fixed by resolution of the Board and such resolution may not be amended more than once each fiscal year.
      Pursuant to the Plan, the Company has granted options for an aggregate of 8,250 Common Shares to its non-officer Directors for their services during each of the three fiscal quarters ended April 30, 1995, at a weighted average exercise price of $13.38 per share.

 6. The financial statements for the three and six months ended April 30, 1995 have been restated to reflect adjustments discovered during the Company's year-end audit.


Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations

The following should be read in conjunction with "Management's Discussion and Analysis of Financial
Condition and Results of Operations" included in the Company's 1994 Annual Report to Shareholders and the comparable discussion and analysis included in the Company's previously restated quarterly report on Form
10-QSB/A for the first quarter of the 1995 fiscal year.

For the three and six months ended April 30, 1995, the Company reported an increase in revenues over the comparable periods in 1994. Revenues for the same central Indiana region served by the Company in 1994 increased by 14% for the six months ended April 30 and by 4% for the three month period ended April 30. The remainder of the increase in revenues for the three and six month periods (representing 95% and 86%, respectively) is attributable to the addition during the last six months of the Company's fiscal year ended
October 31, 1994, of temporary help businesses serving areas of northern and southern Indiana, northern Kentucky and southwestern Florida.

Revenues for the second quarter of 1995 were approximately the same as revenues for the first quarter of 1995. The Company attributes this leveling in revenues to a leveling in manufacturing growth as indicated by Commerce Department statistics for the first calendar quarter of 1995. The Company's revenues may be steady during the remainder of its 1995 fiscal year until economic conditions improve.

RESULTS OF OPERATIONS

REVENUES. Revenues increased by 82% or $6,928,000 to $15,380,000 in the second quarter of 1995, compared to the prior year period primarily as a result of an increase in the average number of temporary employees placed with customers. Of this increase, $6,589,000 or 95% is attributable to operations in the regions served by businesses acquired by the Company during the last six months of its fiscal year ended October 31, 1994.

For the six months ended April 30, 1995, revenues increased by 101% or $15,394,000 to $30,677,000 compared to the 1994 period. Of this increase, $13,204,000 or 86% is attributable to operations in the acquired regions identified above.

COSTS OF SERVICES.  Costs of services increased 81% or
$5,533,000 to $12,352,000 in the second quarter of 1995,
compared to the 1994 period. Costs of services for the six months ended April 30, 1995 increased 101% or $12,418,000 to $24,769,000 compared to the 1994 period.
Increased costs of services in these 1995 periods were primarily due to the increased volume of services provided to customers. Costs of services as a percentage of revenues remained constant at approximately 81% for the six month periods ended 1995 and 1994.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 112% or $1,250,000 to $2,368,000 in the second quarter of 1995, compared to the prior year period. For the comparative six month periods, G&A expenses increased 120% or $2,652,000 to $4,865,000 in 1995. As a percentage of revenues, G&A expenses for the three months increased from 13.2% in 1994 to 15.4% in 1995, and for the six months increased from 14.4% to 15.9%. These increases are primarily due to the increased size of the Company; higher professional fees and expenses incurred in connection with investigating potential acquisitions, and the increased costs of compliance imposed on public companies; and increased spending for staffing, training and recruiting in anticipation of the normal season growth in demand for temporary employees during the third and fourth fiscal quarters which appears may not materialize.

SELLING. Selling expenses for the three and six month periods in 1995 increased 79% and 105%, respectively, compared to 1994, as a result of the Company's growth in revenues. Selling expenses as a percentage of revenues remained relatively stable at 0.7%.

AMORTIZATION OF GOODWILL. Goodwill represents the unamortized cost in excess of fair value of net assets acquired and is being amortized on a straight-line basis over 20 years. Goodwill amortization for the three and six month periods of 1995 was $69,000 and $138,000, respectively. No amortization was incurred in the corresponding prior year periods.

OTHER INCOME (EXPENSE). Other expense, primarily interest expense (net of interest income), increased to $72,000 and $158,000 for the three and six month periods of 1995, compared to net interest income of $8,400 and $253 for the comparable periods of 1994, as a result of the October 1994 borrowing of $3,852,000 to fund an acquisition.

INCOME TAXES. The Company became subject to federal income and state gross income taxation effective February
1, 1994 following termination of its S Corporation status. Prior to February 1994 pro forma income taxes were calculated using an effective income tax rate of 37.5% in 1994.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's accounts receivable decreased from $6,446,000 at October 31, 1994 to $5,963,000 at April 30,
1995. The Company believes its receivables are generally collectible on a timely basis. Goodwill increased
$238,000 or 4.6% from October 31, 1994 to April 30, 1995
as the result of the payments of additional purchase price for the first six months of 1995 to the prior owners of businesses acquired during 1994 under the earnout provisions of the acquisition agreements.

The Company had available to it through February 28, 1995 a $2,000,000 line of credit with its bank lender that may be used only for general working capital purposes. The bank has orally extended this line of credit through February 28, 1996. Management believes that cash provided by operations, augmented by borrowings for working capital purposes under this line of credit, will be adequate to satisfy the Company's cash requirements during 1995.

PART II - OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security
             Holders

The Company held its 1995 Annual Meeting of Shareholders on February 24, 1995. At the Annual Meeting, the
Shareholders elected as Directors the three nominees proposed by the Board of Directors: (a) for a one-year term, Joseph C. Cook, Jr., and (b) for three-year terms, David L. Swider and Richard L. VonDerHaar. Mr. Cook, who was appointed to the Board in 1994, was elected for a one-year term rather than for a three-year term in order to equalize the number of Directors in each of the three classes of Directors. The results of the election were as follows:


                             Votes         Votes       Broker
Nominee                      Cast For      Withheld    Non-Votes


Joseph C. Cook, Jr.          1,275,470     104         0

David L. Swider              1,275,470     104         0

Richard L. VonDerHaar        1,275,470     104         0


Item 6.      Exhibits and Reports on Form 8-K

(a) Exhibits

The exhibits listed in the Exhibit Index on page 13 (which
Exhibit Index is incorporated herein by reference) are filed as part of this report.

(b) Reports on Form 8-K

A current report on Form 8-K dated March 1, 1995 was filed to report under Item 5 the Company's public release of operating results for the first quarter ended January 31, 1995.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 PERSONNEL MANAGEMENT, INC.

Dated: June 24, 1996,            By:  /s/ Robert R. Millard
      as of June 9, 1995         Robert R. Millard, Vice
                                 President of Finance and
                                 Administration (Principal
                                 Financial Officer and Authorized
                                 Signatory)

                               EXHIBIT INDEX



Exhibit No.         Description of Exhibit

10.1                Personnel Management, Inc.
                    1994 Director Stock Option Plan*

10.2                Schedule of Options Granted Under
                    1994 Director Stock Option Plan*

10.3                Note Modification Agreement
                    between the Company, PMI
                    Administration, Inc., PMI LP I,
                    PMI LP II and Society National
                    Bank, Indiana, dated February
                    28, 1995*

11.1                Statement Re: Computation of
                    Earnings Per Share for the three months
                    ended April 30, 1995 and 1994

11.2                Statement Re: Computation of
                    Earnings Per Share for the six months
                    ended April 30, 1995 and 1994

27.1                Financial Data Schedule


* Filed with the original quarterly report on Form 10-QSB for the quarterly period ended April 30, 1995.