Form 10QSB/A
period 1995-07-31
PERSONNEL MANAGEMENT INC
filed 1996-06-28
CIK 916606

              U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                           FORM 10-QSB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 1995

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

                                N/A
                  (Former address at last report)

Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes (X) No ( )

The number of shares outstanding of the issuer's Common Stock, without par value, at September 8, 1995 was 1,991,087 shares.

Transitional Small Business Disclosure Format:   Yes ( )  No (X)

                    PERSONNEL MANAGEMENT, INC.
                               INDEX

PART I - FINANCIAL INFORMATION

Item 1 -    Consolidated Financial Statements
            (Unaudited)

            Condensed Consolidated Balance Sheets
            at July 31, 1995 and October 31, 1994                3

            Condensed Consolidated Statements of
            Income for the three months ended
            July 31, 1995 and 1994                               4

            Condensed Consolidated Statements of
            Income for the nine months ended
            July 31, 1995 and 1994                               5

            Condensed Consolidated Statements of
            Cash Flows for the nine months ended
            July 31, 1995 and 1994                               6

            Notes to Condensed Consolidated
            Financial Statements                                 7

Item 2 -    Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                        9

PART II - OTHER INFORMATION

Item 5 -    Other Information                                   13

Item 6 -    Exhibits and Reports on Form 8-K                    13

SIGNATURE                                                       14

EXHIBIT INDEX                                                   15

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                    PERSONNEL MANAGEMENT, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS

                                    July 31, 1995     October 31, 1994
                                    (restated)
                                    (unaudited)       (audited)

                                    ASSETS
CURRENT ASSETS
Cash                                $     8,050     $   238,399
Accounts receivable, net              5,644,550       6,445,653
Prepaid expenses and other current
  assets                                496,789         327,753
Deferred tax asset                      333,452         221,452

Total Current Assets                  6,482,841       7,233,257

Property and equipment, net           1,322,286       1,126,721

Notes receivable, shareholder           462,812         447,053
Goodwill, net                         5,473,328       5,211,899
Other                                   168,515          27,050

Total Assets                        $13,909,782     $14,045,980

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Cash overdraft                       $  106,293      $  105,380
Bank line of credit                     135,000           -
Accounts payable                        372,943         536,132
Accrued compensation and benefits     1,238,642       1,508,897
Accrued workers' compensation claims    767,925         516,446
Income taxes payable                      5,173         136,997
Other current liabilities                23,190           -
Current portion of notes payable        814,337         780,304

Total Current Liabilities             3,463,503       3,584,156

Notes payable                         2,462,503       3,071,922
Deferred tax liability                   69,541          69,541

SHAREHOLDERS' EQUITY
Common stock                          7,683,156       4,564,071
Retained earnings                       230,759       2,756,290

Total Shareholders' Equity            7,913,915       7,320,361

Total Liabilities and Shareholders'
  Equity                            $13,909,782     $14,045,980

See accompanying notes.
/TABLE

                          PERSONNEL MANAGEMENT, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)


                              THREE MONTHS ENDED JULY 31,

                              1995
                              (restated)                1994


Revenues                     $14,775,088                $10,033,114
Expenses
 Cost of services             11,767,743                  8,036,903
 General and administrative    2,443,791                  1,386,312
 Selling                         114,895                     46,810
 Amortization of goodwill         68,928                          -

                              14,395,357                  9,470,025

Income from operations           379,731                    563,089

Other income (expense)           (73,777)                    18,560

Income before income taxes       305,954                    581,649

Income taxes                     146,966                    208,274

Net income                   $   158,988                $   373,375

Net income per share         $      0.08                $      0.19

See accompanying notes.
/TABLE

                          PERSONNEL MANAGEMENT, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                    NINE MONTHS ENDED JULY 31,

                                          1995
                                    (restated)             1994


Revenues                           $45,452,443       $25,316,023
Expenses
 Cost of services                   36,536,933        20,387,745
 General and administrative          7,308,326         3,598,915
 Selling                               319,786           147,285
 Amortization of goodwill              206,783                 -

                                    44,371,828        24,133,945


Income from operations               1,080,615         1,182,078

Other income (expense)                (231,718)           18,813


Income before income taxes             848,897         1,200,891

Income taxes                           407,771           464,274

Net income                         $   441,126           736,617

Pro forma adjustment for income
 tax provision                                            56,700

Pro forma net income                                 $   679,917

Net income per share               $      0.22       $      0.42

Pro forma adjustment for income
 tax provision                                              0.04

Pro forma net income per share                       $      0.38

See accompanying notes.
/TABLE

                             PERSONNEL MANAGEMENT, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)

                                                   NINE MONTHS ENDED JULY 31,
                                                  1995
                                                  (restated)         1994

OPERATING ACTIVITIES
Net income                                        $  441,126         $  736,617
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
 Amortization and depreciation                       415,806             59,932
 Compensation expense from stock
   transactions                                            -             53,656
 Interest earned on shareholder loans                (15,759)           (14,463)
 Deferred income taxes                              (112,000)                 -
 Changes in operating assets and
   liabilities:
 Accounts receivable                                 801,103         (1,380,814)
 Prepaid expenses and other assets                  (310,502)              (900)
 Accounts payable                                   (163,189)           171,493
 Accrued liabilities and other payables             (127,410)           405,896

NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                          929,175             31,417

INVESTING ACTIVITIES
Purchases of businesses and additions to
 goodwill                                           (468,212)          (401,101)
Purchases of property and equipment                 (404,588)          (204,746)

Purchases of investments                                   -         (2,439,832)

Sale of investments                                        -            496,139

NET CASH USED BY INVESTING ACTIVITIES               (872,800)        (2,439,832)

FINANCING ACTIVITIES
Cash dividends                                           (71)          (328,956)

Tax benefit resulting from exercise
 of stock options                                    152,500                  -
Net proceeds from sale of common stock                     -          4,403,917
Retirement of common stock                                 -           (294,083)
Net payments on notes payable                       (575,066)            (1,866)
Net borrows (payments) on line of credit             135,000           (240,500)
Payments on notes payable, employees                       -           (195,330)

NET CASH PROVIDED (USED) BY FINANCING
 ACTIVITIES                                         (287,637)         3,343,182

Increase (decrease) in cash                         (231,262)           934,767

Cash (overdraft)at beginning of year                 133,019           (486,057)

CASH (OVERDRAFT)AT END OF PERIOD                  $  (98,243)        $  448,710

See accompanying notes.
/TABLE

                          PERSONNEL MANAGEMENT, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 July 31, 1995
                                  (unaudited)

1.    Basis of Presentation
      The accompanying financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-QSB/A should be read in conjunction with the Company's financial statements and notes thereto for the year ended October 31, 1994 included in the Company's 1994 Annual Report to Shareholders. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. Especially because of the seasonality of the Company's business, the results for the three and nine months ended July 31, 1995 are not necessarily indicative of the results to be expected for the full year. The financial statements include the combined financial position, operations and cash flows for Personnel Management, Inc. and its wholly-owned subsidiaries, hereafter referred as "the Company".

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

3.    Income Taxes
      From November 1, 1992 to January 31, 1994, the shareholders of the Company elected, under Subchapter S of the Internal Revenue Code, to include the Company's income in their own income for income tax purposes. Therefore, the Company made no provision for federal or state income taxes during that period. The pro forma income tax provisions included in the condensed combined statements of income give effect to the termination of the S corporation election as if it occurred on November 1, 1993 and was calculated using an estimated effective income tax rate of 37.5%. Effective February 1, 1994, the Company terminated its S Corporation status in connection with its initial public offering.

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

5. The financial statements for the three and nine months ended July 31, 1995 have been restated to reflect adjustments discovered during the Company's year-end audit.

Item 2.     Management's Discussion and Analysis of Financial
            Condition  and Results of Operations

The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's 1994 Annual Report to Shareholders and the comparable discussion and analysis included in the Company's two previously restated quarterly reports on Form 10-QSB/A for the first and second quarters of the 1995 fiscal year.

OVERVIEW

For the three months ended July 31, 1995, the Company's revenues increased by $4,742,000 or 47%, compared to the comparable 1994 period. However, the Company's net income declined by $214,000 or 57% and net income per share declined from $.19 to $.08 or 58%. The central Indiana offices of PMI that were open during both quarters experienced a 26% decline in revenues for the third quarter of 1995 compared to 1994. The increase in revenues during the 1995 third quarter is therefore attributable to the addition during the last four months of the Company's fiscal year ended October 31, 1994 ("FY 1994"), of temporary help businesses serving areas of northern and southern Indiana, northern Kentucky and southwestern Florida, and the opening of new offices by the Company since July 31, 1994.

Management believes that same-office revenues will not experience substantial growth in the fourth quarter of 1995 compared to the third quarter 1995, and does not expect a significant growth in usage of temporary employees by its industrial clients for the remainder of the 1995 calendar year. Management expects net income and net income per share for the fourth quarter of 1995 to be less than that of the fourth quarter of 1994.

Management attributes the decline in net income for the third quarter, and the anticipated decline in net income for the fourth quarter of 1995, to the following two factors:

      1. Lower than anticipated revenues, primarily as a result of a slowdown in manufacturing activity in Indiana.

      2.    Higher expenses associated with:
            a.    the Company's ongoing acquisition program
            b.    the Company's obligations as a public company
            c.    the opening of new branch offices
            d. the integration of prior acquisitions into the PMI\fsystem
            e. increased interest expense and goodwill resulting from completed acquisitions
            f. staffing of branches and administration in anticipation of substantial revenue growth that infact did not materialize

The following discussion will first address the revenue and expense factors identified above, then will comment on other aspects of Results of Operations for the comparable three and nine month periods presented by the Condensed Consolidated Statements of Income included in Item 1 of this report, and finally will address certain factors bearing upon the Company's financial condition, liquidity and capital resources.

REVENUES

PMI's primary focus is on industrial staffing, and the majority of its offices are located in the state of Indiana. As previously announced in early June 1995, PMI believes, based on publicly available statistics and its discussions with its industrial customers, that manufacturing activity in the state of Indiana (particularly in automotive related industries, which represent a significant segment of PMI's Indiana industrial clientele) has not experienced significant growth in the six months ended July 31, 1995 compared to 1994. During July 1995 several of PMI's major manufacturing clients idled their plants for several days. Unlike in prior years in which PMI generally recorded its greatest revenue in its fiscal fourth quarter, PMI does not anticipate significant growth in usage of temporary employees by its industrial clients during the remainder of the 1995 calendar year.

In addition, the temporary help businesses serving northern Indiana that PMI acquired in September 1994 have not achieved the revenues that those businesses had recorded during the year preceding their acquisition by PMI. The low sales in the northern Indiana region of PMI have resulted primarily from the loss of three significant customers that had accounted for about $3,500,000 of annual revenue (approximately 37% of the pre-acquisition revenues of that region) and an under performing sales team. To improve sales in this region, PMI has replaced key managers and tripled the sales force.

Offsetting to some extent the loss of business suffered by the northern Indiana region has been better-than-expected revenue generated by the Florida temporary help businesses acquired by PMI in June 1994 and the steady revenue from the southern Indiana region acquired in September 1994.

EXPENSES

PMI's gross profit (revenues less cost of services) increased during the third quarter of 1995 by 51% compared to the third quarter of 1994, exceeding the 47% increase in revenues between those two quarters. However, net income declined in the third quarter as the result of substantial increases in general and administrative expenses and interest expense, which together increased by $1,151,000 or 84%, compared to the third quarter of 1994. Of this amount, approximately $250,000 related to the opening of five new branch offices, and approximately $300,000 consisted of increased costs relating to past acquisitions (including interest expense on acquisition debt and goodwill amortization), increased professional fees and other expenses incurred by the Company in connection with potential acquisitions, and increased costs of compliance imposed upon public companies. The balance (representing approximately $601,000 or 52% of the increase) reflected normal increases in G&A expenses as the result of the 47% increase in sales.

The lack of the expected sales growth resulted in overstaffing in the branches and in general administration. To reduce expenses, PMI has consolidated four non-profitable branches and reduced staffing at both the administrative and branch levels. PMI has also restructured assignments in its branch offices to keep staff as close to clients as possible and to keep all staff members responsible for the profitability of their offices. In addition, the executive officers of the Company have agreed to a reduction of their bonus entitlements for fiscal year 1995.

SELECTED INCOME STATEMENT COMPARISONS

REVENUES. The increased revenue of the Company for the three months ended July 31, 1995 is addressed above. For the nine months ended July 31, 1995, revenues increased by 80% or $20,136,000 compared to the 1994 period, to $45,452,000. All of this increase is attributable to offices acquired during the last four months of fiscal 1994 and the opening since July 31,1994 of new branch offices, as stated above. Same-office revenues declined 4% for the nine months ended July 31, 1995.

COST OF SERVICES. Costs of services for the three months ended July 31, 1995 increased 46% or $3,730,000 compared to the 1994 period, to $11,767,000. Costs of services for the nine months ended July 31, 1995 increased 79% or $16,149,000 compared to the 1994 period, to $36,537,000. Increased costs of services in these 1995 periods were primarily due to the increased volume of services provided to clients. Costs of services as a percentage of revenues remained relatively stable at approximately 80% for the nine months in 1995 and 1994.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 76% or $1,058,000 for the three months ended July 31, 1995 compared to the 1994 period, to $2,444,000. For the comparative nine month periods, G&A increased 103% or $3,709,000 to $7,308,000 in 1995. The increase in G&A expenses for both the three and nine month periods was discussed above in the Overview section. As a percentage of revenues, G&A expenses increased from 14% for the nine months in 1994 to 16% for the comparable nine months in 1995.

SELLING EXPENSES. Selling expenses for the three and nine month periods in 1995 increased 145% and 118%, respectively, compared to 1994, as a result of the Company's growth in revenues and increased selling efforts, particularly in the Northern Indiana region.

AMORTIZATION OF GOODWILL. Goodwill represents the unamortized cost in excess of fair value of net assets acquired and is being amortized on a straight-line basis over 20 years. Goodwill amortization for the three and six month periods of 1995 was $69,000 and $207,000, respectively. No amortization was incurred in the corresponding prior year periods.

OTHER INCOME (EXPENSE). Other expense, primarily interest expense (net of interest income), increased to $74,000 and $231,000 for the three and nine month periods in 1995, respectively, compared to net interest income of $19,000 for both the comparable periods of 1994. This increase in interest expense was a result of an October 1994 borrowing to fund an acquisition.

INCOME TAXES. The Company became subject to federal income and state gross income taxation effective February 1, 1994 following termination of its S Corporation status. Prior to February 1994 pro forma income taxes were calculated using an effective income tax rate of 37.5% in 1994.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Goodwill increased $261,000 or 5%, net of 1995 amortization, from October 31, 1994 to July 31, 1995 primarily as the result of the payments of additional purchase price for the first nine months of 1995 to the prior owners of businesses acquired during 1994 under the earnout provisions of the acquisition agreements.

Net cash provided by operating activities for the nine months ended July 31, 1995 was $929,000 due primarily to the collection of accounts receivable. These funds were used by the Company to make payments on outstanding indebtedness, purchase property and equipment for use in the business, and for earnout payments to prior owners of businesses acquired by the Company.

The Company has available to it a $2,000,000 line of credit with its bank lender that may be used only for general working capital purposes. The bank has orally extended this line of credit through February 28, 1996. Management believes that cash provided by operations, augmented by borrowings for working capital purposes under this line of credit, will be adequate to satisfy the Company's operating cash requirements during the remainder of 1995 and the first fiscal quarter of 1996.

On September 1, 1995, the Company announced that its Board of Directors had authorized the Company to repurchase up to $700,000 of its Common Shares. A copy of this announcement is filed as Exhibit 99 to this report and is incorporated herein by reference. The Company's bank lender has committed to make available to the Company a $700,000 overline credit facility for the purpose of funding the acquisitions of stock under this program pursuant to a commitment letter dated September 1, 1995. A copy of this commitment letter is filed as Exhibit 10.4 to this report and incorporated herein by reference. At September 8, 1995, the Company had not acquired shares under this program.

PART II - OTHER INFORMATION

Item 5.     Other Information

      On September 1, 1995, the Company announced that its Board of Directors had authorized a $700,000 stock repurchase program. A copy of the September 1, 1995 News Release is filed as
      Exhibit 99 to this report and is incorporated herein by reference.

      On August 28, 1995, Max DeJonge was appointed to the Board of Directors for a term expiring at the annual meeting of shareholders in 1996. Mr. DeJonge is the President of O'Neal Steel, Inc.


Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

      The exhibits listed in the Exhibit Index on page 15 (which
      Exhibit Index is incorporated herein by reference) are filed as part of this report.

      (b) Reports on Form 8-K

      There were no current reports on Form 8-K filed by the Company during the three months ended July 31, 1995.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PERSONNEL MANAGEMENT, INC.

Dated:   June 24, 1996,                 By:  /s/ Robert R. Millard
         as of September 13, 1995
                                        Robert R. Millard, Vice
                                        President of Finance and
                                        Administration (Principal
                                        Financial Officer and
                                        Authorized Signatory)

                           EXHIBIT INDEX

Exhibit No.             Description of Exhibit

    10.1          Stock Option Agreement between
                  the Company and James E.
                  Burnette, dated July 1, 1995
                  (Replacement Options)*

    10.2          Amended Schedule of Options
                  Granted under 1994 Director
                  Stock Option Plan*

    10.3          Second Amended and Restated
                  Master Promissory Note, made
                  by the Company to Society
                  National Bank, Indiana dated
                  June 9, 1995*

    10.4          Commitment letter for $700,000
                  overline credit facility from
                  Society National Bank, Indiana
                  to the Company dated
                  September 1, 1995*

    11.1          Statement Re: Computation
                  of Earnings Per Share for the three
                  months ended July 31, 1995 and 1996

    11.2          Statement Re: Computation
                  of Earnings Per Share for the nine
                  months ended July 31, 1995 and 1996

    27            Financial Data Schedule

    99            News Release issued by the
                  Company dated September 1, 1995
                  (announcing stock repurchase
                   program)*


* Filed with original quarterly report on Form 10-QSB for the quarterly period ended July 31, 1995.