Form 10-Q
period 1996-07-31
PERSONNEL MANAGEMENT INC
filed 1996-09-16
CIK 916606

              U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 1996.

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

Class                            Outstanding at September 11, 1996
Common Stock, without par value                  2,020,156 shares.

                    PERSONNEL MANAGEMENT, INC.
                               INDEX

PART I - FINANCIAL INFORMATION

      Item 1 -    Consolidated Financial Statements
                  (Unaudited)

                  Condensed Consolidated Balance Sheets
                  at July 31, 1996 and October 31, 1995          3

                  Condensed Consolidated Statements of
                  Income for the three months ended
                  July 31, 1996 and 1995                         4

                  Condensed Consolidated Statements of
                  Income for the nine months ended
                  July 31, 1996 and 1995                         5

                  Condensed Consolidated Statements of
                  Cash Flows for the nine months ended
                  July 31, 1996 and 1995                         6

                  Notes to Condensed Consolidated
                  Financial Statements                           7

      Item 2 -    Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                  9

PART II - OTHER INFORMATION

      Item 6 -    Exhibits and Reports on Form 8-K              12

SIGNATURE                                                       13

EXHIBIT INDEX                                                   14

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements

                    PERSONNEL MANAGEMENT, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS

                                     July 31, 1996     October 31, 1995

                                     (unaudited)       (audited)
ASSETS
CURRENT ASSETS
Cash                                $   293,520      $   171,848
Accounts receivable, net              6,324,125        6,175,233
Current portion of notes
 receivable, other                      122,037          144,968
Income taxes receivable                  25,474           42,622
Prepaid expenses                        165,387          286,607
Other current assets                     46,678           25,747
Deferred tax asset                      241,500          241,500

Total Current Assets                  7,218,721        7,088,525

Property and equipment, net           1,199,618        1,265,484

Notes receivable, shareholder           497,843          468,664
Notes receivable, other                       -           76,571
Goodwill, net                         6,559,568        5,519,592
Other                                   108,042          166,885

Total Assets                        $15,583,792      $14,585,721

LIABILITIES AND SHAREHOLDERS'
EQUITY

CURRENT LIABILITIES
Cash overdraft                      $   246,672      $   121,031
Bank credit facility                  3,143,000                -
Accounts payable                        371,455          229,923
Accrued compensation and benefits     1,744,097        1,480,418
Accrued workers compensation claims     721,750          508,422
Income taxes payable                          -           60,828
Other current liabilities                92,055           32,254
Current portion of notes payable        122,944          116,436

Total Current Liabilities             6,441,973        2,549,312

Note payable and bank credit
  facility                               64,874        3,737,933
Deferred tax liability                   76,200           76,200

SHAREHOLDERS' EQUITY
Common stock                          7,846,105        7,683,156
Retained earnings                     1,154,640          539,120

Total Shareholders' Equity            9,000,745        8,222,276

Total Liabilities and Shareholders'
  Equity                            $15,583,792      $14,585,721

See accompanying notes.
/TABLE

                          PERSONNEL MANAGEMENT, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                              THREE MONTHS ENDED JULY 31,

                              1996               1995


Revenues                      $17,144,732        $14,775,088
Expenses
 Cost of services              13,669,668         11,767,743
 General and
  administrative                2,690,193          2,443,791
 Selling                           95,123            114,895
 Amortization of
  goodwill                         89,425             68,928

 Total expenses                16,544,409         14,395,357

Income from operations            600,323            379,731

Interest expense, net             (60,799)           (73,777)


Net income before
 income taxes                     539,524            305,954

Income taxes                      287,100            146,966


Net income                    $   252,424        $   158,988

Net income per share          $      0.12        $      0.08

See accompanying notes.
/TABLE

                          PERSONNEL MANAGEMENT, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                    NINE MONTHS ENDED JULY 31,

                                          1996              1995


Revenues                          $47,563,110       $45,452,443
Expenses
 Cost of services                  37,879,325        36,536,933
 General and administrative         7,721,362         7,308,326
 Selling                              321,235           319,786
 Amortization of goodwill             256,623           206,783

 Total expenses                    46,178,545        44,371,828


Income from operations              1,384,565         1,080,615


Interest expense, net                (196,641)         (231,718)


Income before income taxes          1,187,924           848,897

Income taxes                          572,400           407,771

Net income                        $   615,524       $   441,126

Net income per share              $      0.30       $      0.22



See accompanying notes.
/TABLE

                          PERSONNEL MANAGEMENT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                            NINE MONTHS ENDED JULY 31,
                                                  1996               1995

OPERATING ACTIVITIES

Net income                                 $  615,524          $  441,126
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Amortization and depreciation                517,095             415,806
 Deferred income taxes                              -            (112,000)
 Interest earned on shareholder loan          (29,179)            (15,759)
 Changes in operating assets and
  liabilities:
 Accounts receivable                         (148,892)            801,103
 Prepaid expenses and other assets            275,782            (310,502)
 Accounts payable                             141,522            (163,189)
 Accrued liabilities and other payables       475,987            (127,410)

NET CASH PROVIDED BY OPERATING ACTIVITIES   1,847,839             929,175

INVESTING ACTIVITIES

Purchases of businesses and additions to
 goodwill                                  (1,348,082)           (468,212)
Purchases of property and equipment, net     (143,124)           (404,588)

NET CASH USED BY INVESTING ACTIVITIES      (1,491,206)           (872,800)

FINANCING ACTIVITIES

Proceeds from exercise of common stock
 options                                      224,625                   -
Loan to officer, net of repayment             (61,676)                  -
Cash dividends                                      -                 (71)
Tax benefit resulting from exercise of
 stock options                                      -             152,500
Payments on notes payable                     (28,297)           (575,066)
Net borrowings (payments) on bank credit
 facility                                    (495,254)            135,000

NET CASH USED BY FINANCING ACTIVITIES        (360,602)           (287,637)

Decrease in cash                               (3,969)           (231,262)

Cash at beginning of year                      50,817             133,019


CASH AT END OF PERIOD                       $   46,848          $ (98,243)

See accompanying notes.
/TABLE

                          PERSONNEL MANAGEMENT, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 July 31, 1996
                                  (unaudited)
1.  Basis of Presentation
The accompanying financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q should be read in conjunction with the Company's financial statements and notes thereto for the year ended October 31, 1995, included in the Company's 1995 Annual Report to Shareholders, and the Company's filings for the two previous quarters of fiscal year 1996. Certain information and footnote disclosures that are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the three months and nine months ended July 31, 1996, are not necessarily indicative of the results to be expected for the full year. The financial statements include the consolidated financial position, operations and cash flows for Personnel Management, Inc. and its wholly-owned subsidiaries, hereafter referred as "the Company". The Company reported in its 1995 Annual Report to Shareholders restated results of operations for each of its 1995 quarterly periods. The results for the three and nine month periods ended July 31, 1995 in this report are restated on the basis of the results that have been included in an amendment on Form 10-QSB\A previously filed with the SEC.

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

On April 15, 1996, the Company extended a loan to an officer of the Company in the amount of $123,352 for the purpose of paying income taxes in connection with the officer's December 29, 1994 exercise of non-qualified stock options to purchase 49,486 shares of common stock of the Company. The loan bears interest at the prime rate which was 8.5% as of the date of the loan, and is secured by 24,670 shares of common stock of the Company. The loan is reflected as a deduction from common stock and interest is credited to income as it accrues. On June 6, 1996, $61,676 of the loan was repaid by the officer.

4. Acquisitions
The Company acquired the assets of a temporary services firm in Atlanta, Georgia, with one office and annual revenues of approximately $2,000,000 on November 13, 1995. The business was acquired for approximately $600,000, plus 42% of future income before taxes and other adjustments derived from the areas served by the business through October 2000. The business operations acquired in Georgia provide mostly temporary clerical services.

On February 5, 1996, the Company acquired the assets of a temporary services firm in northeastern Florida with annual revenues of approximately $4,700,000. The business was acquired for approximately $250,000, plus 71% of future income before taxes and other adjustments derived from one significant customer served by the business through January 2001. The business in northeastern Florida provides temporary clerical and warehousing services to its customers.


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's 1995 Annual Report to Shareholders and the comparable discussion and analysis included in the Company's quarterly reports on Form 10-Q for the first and second quarters of the 1996 fiscal year.

SELECTED INCOME STATEMENT COMPARISONS

REVENUES. For the three months ended July 31, 1996, revenues increased by $2,369,644 or 16.0% compared to the 1995 period, to $17,144,732. The increase was a result of sales growth in the Tampa, Florida area, and the acquisition of temporary staffing companies in Atlanta, Georgia during November 1995, and Jacksonville, Florida during February 1996. Revenues from the Company's Indiana customer base for the third quarter, which accounted for approximately 72% of consolidated revenues, remained constant compared to the previous year period.

For the nine months ended July 31, 1996, revenues increased $2,110,667 or 4.6% compared to the 1995 period, to $47,563,110.
This increase was due entirely to revenues from the Company's southeastern U.S. operations, which accounted for approximately 27% of consolidated revenues for the nine month period. As noted above, the Company acquired two temporary staffing companies in the southeastern U.S. in the current fiscal year and experienced a 17% increase in revenues from its Tampa, Florida operations. Revenues from the Company's Indiana customer base for the nine months decreased 10.1% compared to the previous year period as a result of reduced demand and competitive pressures. This decrease in revenue from the Company's Indiana customer base is more thoroughly discussed in the Company's previous 10-Q and 10-KSB filings.

COST OF SERVICES. Cost of services for the three months ended July 31, 1996 increased $1,901,925 or 16.2% compared to the 1995 period, to $13,669,668. This increase was a result of increased volume of services to clients. Cost of services as a percentage of revenues for the quarter was 79.7% compared to 79.6% in the prior year period.

Cost of services for the nine months ended July 31, 1996 increased $1,342,392 or 3.7% compared to the 1995 period, to $37,879,325.
This increase was a result of increased volume of services to clients. As a percentage of revenues, cost of services improved from 80.4% in 1995 to 79.6% in 1996 due primarily to reduced workers' compensation costs.

SELLING EXPENSES. Selling expenses for the three months ended July 31, 1996 decreased $19,772 or 17.2% compared to the previous year period due primarily to a smaller sales force in the Company's Indiana operations during the current fiscal year. Selling expenses as a percentage of revenues decreased from 0.8% in the prior year quarter to 0.6% in the current year quarter.

Selling expenses for the nine months ended July 31, 1996 increased $1,449 or 0.5% compared to the previous year period. Selling expenses for the nine months as a percentage of revenues were 0.7% in both the current and prior year periods.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended July 31, 1996 increased $246,402 or 10.1% compared to the 1995 period, to $2,690,193. This increase was due primarily to the G&A expenses associated with the temporary staffing companies in Atlanta and Jacksonville purchased by the Company in the current fiscal year. Excluding increased bad debt expenses over the previous year period of $175,800, G&A expenses related to the Indiana and Tampa operations decreased $161,800.
This decrease was a result of the Company's ongoing expense reduction program. Credit policies and procedures have been strengthened to address the credit problems experienced by the Company in the current fiscal year. As a percentage of revenues, G&A expenses for the quarter decreased from 16.5% in the 1995 fiscal year to 15.7% in the current fiscal year.

G&A expenses for the nine months ended July 31, 1996 increased $413,036 or 5.7% compared to the prior year period due entirely to the expenses associated with the new businesses acquired by the Company in the current fiscal year. G&A expenses for the Indiana and Tampa operations decreased approximately $139,000 primarily as a result of the Company's ongoing expense reduction program. Partially offsetting this decrease in G&A expenses for the Indiana and Tampa operations were higher professional fees and bad debt expense of approximately $88,000 and $333,000, respectively, compared to the prior year period. Additional professional fees were incurred for nonrecurring services related to the previous year-end financial disclosures. As a percentage of revenues, G&A expenses for the nine months increased from 16.1% in the 1995 fiscal year to 16.2% in the current fiscal year.

AMORTIZATION OF GOODWILL. Goodwill represents the unamortized cost in excess of fair value of net assets acquired and is being amortized on a straight-line basis over 20 years. Goodwill amortization for the three and nine month periods ended July 31, 1996 increased 29.7% and 24.1%, respectively, compared to the 1995 periods. These increases were a result of the amortization of goodwill related to the two businesses acquired in the current fiscal year and the amortization of payments of additional purchase price to the prior owners of acquired businesses under the earnout provisions of the acquisition agreements.

INTEREST EXPENSE, NET. Interest expense, net for the three and nine months ended July 31, 1996 compared to the prior year periods decreased $12,978 or 17.6% and $35,077 or 15.1%, respectively, due to increased interest income on outstanding notes receivable.

INCOME TAXES. Income tax expense for the three and nine months ended July 31, 1996 increased 95.4% and 40.4%, respectively, compared to the prior year period as a result of the increases in net income before income taxes and an increase in the Company's effective income tax rate. The effective income tax rate increased from 44% to approximately 48% for the current fiscal year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the nine months ended July 31, 1996 was $1,847,839 which resulted primarily from net income before depreciation and amortization, and an increase in accounts payable and accrued liabilities outstanding.

Net cash used by investing activities during the nine months ended July 31, 1996 was $1,491,206 due to the acquisitions of Temporaries of Atlanta, Inc. in November 1995 and Progressive Personnel II, Inc. in February 1996, and payments of additional purchase price to owners of previously acquired businesses under the earnout provisions of the acquisition agreements.


Net cash used by financing activities for the nine months ended July 31, 1996 was $360,602 due primarily to repayments on the outstanding bank credit facility.

Management believes that cash provided by operations, augmented by borrowings for working capital purposes under the bank credit facility, will be adequate to satisfy the Company's operating cash requirements during fiscal 1996. Due to the relatively short maturity of the Company's bank credit facility in February 1997, the Company is considering seeking a new credit facility during fiscal 1996 or prior to the maturity of the existing credit facility. The Company is engaged in discussions with banks and financial intermediaries looking toward such a financing transaction. There is no assurance that such financing would be available to the Company, if sought, or that such financing, even if available, would carry terms that the shareholders of the Company would find attractive. Since the existing bank credit facility will mature within a twelve month period, the amount outstanding as of July 31, 1996 has been reclassed on the balance sheet from a noncurrent to a current liability.


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The exhibits listed in the Exhibit Index on page 14 (which Exhibit Index is incorporated herein by reference) are filed as part of this report.

(b) Reports on Form 8-K

There were no current reports on Form 8-K filed by the Company during the three months ended July 31, 1996.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PERSONNEL MANAGEMENT, INC.

Dated:   September 12, 1996              By:  /s/ Robert R. Millard
                                         Robert R. Millard, Vice
                                         President of Finance and
                                         Administration (Principal
                                         Financial Officer and
                                         Authorized Signatory)

                           EXHIBIT INDEX


Exhibit No.             Description of Exhibit

    10.1          Amended Schedule of Options
                  Granted Under 1994 Director
                  Stock Option Plan

    10.2          Employment Agreement between
                  the Company and Gary F. Hentschel,
                  dated July 15, 1996

    10.3          Change of Control Severance
                  Benefits Agreement between the
                  Company and Gary F. Hentschel,
                  dated July 15, 1996

    10.4          Incentive Stock Option Agreement
                  between the Company and Gary F.
                  Hentschel, dated July 15, 1996

    10.5          Incentive Stock Option Agreement
                  between the Company and Elizabeth
                  McFarland, dated June 10, 1996

    11.1          Statement Re: Computation of
                  Earnings Per Share for the Three
                  Months Ended July 31, 1996

    11.2          Statement Re: Computation of
                  Earnings Per Share for the Nine
                  Months Ended July 31, 1996

    27            Financial Data Schedule


0669\EDGAR\10Q.731