Form 10-K405
period 1996-10-31
PERSONNEL MANAGEMENT INC
filed 1997-01-28
CIK 916606

U.S. SECURITIES AND EXCHANGE COMMISSION

                Washington, D.C.  20549

                       FORM 10-K

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended October 31, 1996

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          Commission file number 0-23144

              PERSONNEL MANAGEMENT, INC.
(Exact name of registrant as specified in its charter)


     Indiana                            35-1671569
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

1499 Windhorst Way, Suite 100
Greenwood, Indiana                           46143
(Address of principal executive offices)     (Zip Code)

      Issuer's telephone number:  (317) 888-4400

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value

Indicate by check mark whether the issuer (1) has filed
all reports required to be filed by Section 13 or 15(d)
of the Securities Exchange Act during the preceding 12
months (or for such shorter period that the registrant
was required to file such reports), and (2) has been
subject to such filing requirements for the past 90
days.  Yes  X   No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 405, 17 CFR 230.405.):
$6,264,790 (approx.) valued at the average of the closing bid and asked price of $8.75 per share on January 13, 1997 (assuming solely for this purpose that all executive officers, directors, and persons believed to beneficially own 10 percent or more of the Registrant's common stock were affiliates and that all other shareholders were non-affiliates).

Indicate the number of shares outstanding of each of the registrants classes of common stock, as of the latest practicable date: 2,020,156 shares of common stock as of January 13, 1997.


          DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1996 Annual Report to
Shareholders are incorporated by reference into Part II of this Report, and portions of the Registrant's Proxy
Statement, to be filed pursuant to Regulation 14A within 120 days of the close of the Registrant's fiscal year, are incorporated by reference into Part III of this Report.

                        PART I

Item 1.  BUSINESS.

Overview

     Personnel Management, Inc., an Indiana
corporation, provides temporary and long-term staffing services to businesses located throughout most of Indiana, portions of northern Kentucky, Atlanta, Georgia, and Jacksonville and Tampa, Florida. The
Company's temporary staffing business primarily involves providing temporary employees to industrial clients, although it also provides clerical, technical and professional temporary staffing and long-term placement services.

     The Company has grown rapidly through the opening of new branch offices and by acquisitions of other temporary staffing businesses since it commenced operations as a provider of temporary staffing services in central Indiana in 1986. The Company purchased staffing businesses operating in southwestern Florida and in northern and southern Indiana during its fiscal year ended October 31, 1994.

     During its fiscal year ended October 31, 1996, the Company acquired a temporary staffing business in Atlanta, Georgia on November 13, 1995, and a temporary staffing business in Jacksonville, Florida on February 5, 1996. The business operations in Atlanta provide mostly temporary clerical services, while the business in Jacksonville provides temporary clerical and warehousing services to its customers. Management intends to pursue a strategy of acquiring other temporary staffing service companies and expanding its services to client companies.

     In June 1994, the Company transferred its existing operations, which were then principally located in central and southeastern Indiana, to a wholly-owned subsidiary entity, and the businesses acquired in subsequent acquisition transactions have similarly been placed in wholly-owned subsidiary entities. The
Company (through an administration subsidiary) provides centralized general administration and support functions for the operating entities.

     The Company's revenues and quarterly results have typically been seasonal because of the Company's concentration towards staffing the personnel needs of industrial clients. Industrial production tends to be seasonal due to the customary reduction in production during the year-end holidays (Thanksgiving through New
Year's Day) and to year-end inventory reduction goals of most manufacturers. This seasonal downtime in industrial operations reduces the needs of the Company's industrial clients for temporary personnel during winter months. As a result, the Company has historically experienced its highest revenues of each fiscal year during its fourth quarter which ends
October 31, and has experienced its weakest revenues in the first quarter which ends January 31.

     The temporary staffing industry has grown rapidly as a result of cyclical economic trends as well as changing attitudes and approaches to staffing. Demand for temporary employees has historically been driven by a need to temporarily replace full-time workers due to illness, vacation or abrupt termination. More recently, temporary staffing has been widely accepted as a valuable tool for managing personnel costs as an increasing number of businesses staff their organizations with a core level of full-time personnel and utilize temporary workers to accommodate fluctuating staffing requirements. Organizations have also begun using flexible staffing to reduce administrative overhead by outsourcing operations that are not part of their core business functions.

     Demand for the Company's temporary employment services may be significantly affected by the general level of economic activity in the territories served by the Company. Traditionally, when economic activity increases, temporary employees are often added before full-time employees are hired. However, as economic activity slows, many companies historically reduce their utilization of temporary employees prior to undertaking layoffs of their full-time employees. Due to the growth in the temporary personnel industry and changing patterns of employment, temporary employees are increasingly becoming a permanent part of the employment force of many companies.

The Company's Services

     All temporary employees are placed on the Company's payroll and the Company therefore assumes responsibility for all employee-related expenses, including workers' compensation, payroll taxes, unemployment compensation insurance, and general payroll expenses. The Company bills its clients for the hourly wages paid to the temporary employee placed with the client, plus a negotiated markup. Because the Company pays it temporary employees only for the hours actually worked, these wages are a variable cost that increases or decreases in proportion to the Company's revenues. The Company also generates fee income from the placement of staff in long-term positions with clients.

     In addition to the cost of services (which, as indicated above, consists primarily of payroll and related expenses), the Company's operating expenses are classified as general and administrative (which are those costs associated with the Company's administrative and branch offices, including management, account representative and support staff compensation, rent, office expenses, applicant expenses, advertising for applicants, and legal, accounting and other professional expenses) and selling expenses (which consist primarily of compensation of the Company's sales staff, advertising expenses, promotion expenses, and sales-related travel expenses).

     The Company utilizes a decentralized branch office management strategy. Each of the Company's branch offices operates as an independent, entrepreneurial unit. This management approach allows the account representative to manage all aspects of the temporary staff recruiting and assignment process, with the objective of promoting quality service and continued client satisfaction and goodwill. Sales representatives are assigned to one or more branch offices to promote the Company's services and obtain new clients. The branch manager is responsible for all aspects of the sales and service functions to clients.

     The Company operates each branch office as a profit center. Branch office staff share in monthly bonuses directly based on their office's monthly financial results. In addition, most Company staff share in a semi-annual bonus pool that is a function of total Company performance. Management believes these bonus programs develop and maintain a team spirit concept and create substantial performance incentives at the branch level and on a Company-wide basis.

     The Company provides many of its clients, especially smaller clients who have little or no in-house human resource staff, with many human resource services. These services include wage rate information, employee regulation advice (such as information on the Americans with Disabilities Act), workplace safety advice and occasional seminars on various employee and employment topics.

     The Company believes that the high quality of its services has been a significant factor in its ability to attract, satisfy and retain clients. The Company offers clients the benefits of its "temp-to-perm" program. This system allows a client to use a temporary for a specified period at regular temporary staff billing rates and then to hire the temporary staff, if so desired, with no extra charges. Thus, the client has the opportunity to monitor and evaluate the temporary staff's performance with no hiring obligation. On request, the Company also provides placement services for clerical and professional positions on a fee basis.

     The Company established a "Vendor on Premise" program with six major clients in fiscal 1996. Under this program, the Company assumes the administrative responsibilities for coordinating all temporary staffing services at a client's locations. This enables the Company to work on-site as a partner with its clients and it also allows the Company to establish long-term client relationships, which result in a more stable source of revenue.

     The Company's in-house training department conducts extensive programs for its internal management and its sales and support staff that provides for uniform and consistent employee conduct in most aspects of branch office operations. These training programs include such topics as computer system utilization, applicant interviewing procedures, screening procedures, testing procedures, difficult situation workshops, workers' compensation claim processing, manager training, sales training, and client service workshops.

     The Company's administrative subsidiary provides many centralized functions that allow the decentralized branch offices to operate more efficiently. These functions include recruiting internal staff, workers' compensation and other insurance services, training, payroll, billing, accounts payable, purchasing, credit and collections, and other administrative support.

     The Company's computer system was installed in 1993 and allows employees in branch offices and the administrative and corporate office to maintain and have access to important Company-wide information on clients, applicants, temporary staff on assignment and other related information. Most importantly, the system automates most branch office operations, thus, minimizing manual record keeping and allowing any Company employee at any Company location to retrieve information on any of the Company's thousands of applicants on file. This allows the account representatives to scan, sort and analyze applicants for the possibility of filling a job order through the numerous characteristics by which each applicant could be identified.

Clients, Marketing and Sales

     The sales staff utilizes various sales techniques such as personal sales calls, TV and radio advertising, printed materials for mailing, promotional video tapes, and personal appearances and support at business and civic functions. To evaluate a new sales prospect, the sales staff performs investigatory procedures, including a review of the prospect's credit history information, workers' compensation experience, and safety programs. In addition, the sales staff completes an internally developed bill rate sheet that provides the sales staff and branch office management a summary of the projected profitability to the Company of the prospective client's sale.

     Through these analyses and reviews, the sales staff attempts to ascertain significant risks and the probable profitability of each new account. This approach permits the Company to identify, attract and retain the most profitable accounts, rather than obtaining sales merely to capture more market share.

Temporary Employees and Recruiting

     As of October 31, 1996, the Company had
approximately 5,300 temporary employees on assignment with clients. During the year ended December 31, 1996, the Company employed approximately 32,900 temporary employees. This figure is estimated based on the number of wage statements on Form W-2 sent to employees for calendar 1996. The number of employees on assignment at any given time can vary significantly depending on special project needs, seasonality and other factors.

     The Company's temporary employees are not represented by a labor organization. The Company believes that its relations with temporary employees are good.

     The Company generally has found it easier to recruit and retain highly qualified personnel during periods of higher unemployment and expects that it will have to devote increasing resources to locating new highly qualified employees if the recent lower rates of unemployment continue. Although the Company's competitors, as well as its clients, similarly experience increased recruiting and hiring expenses in periods of low unemployment, the Company may be unable to pass on the full amount of such increased costs in the form of higher prices for its staffing services.
Such inability would result in lower net income.

     The Company believes that the high quality of its temporary personnel has been a significant factor in its previous success and will continue to contribute to its success. The Company believes that this high quality results, in part, from its stringent screening, reference checking and testing procedures. In addition to stringent screening, reference checking and testing procedures, the opportunity of obtaining full time work through the Company's "temp-to-perm" program has greatly assisted the Company in attracting higher quality applicants. As described above, this concept allows a client to use the Company's temporary staff for a negotiated minimum period of time at regular temporary staff billing rates, and then hire the temporary staff, if so desired, at no additional charge. Similarly, the temporary has the opportunity to begin an assignment as a temporary and to eventually achieve a full-time long-term job with a client.

Regulation

     Each of the Company's branch offices may be subject to licensure as an employment agency under the laws of the various states in which such offices may from time to time be located. Compliance with such licensure laws has not had a material adverse effect upon the Company.

Workers' Compensation and Other Employee Costs

     The Company is required to pay unemployment insurance premiums and workers' compensation for its temporary employees. Unemployment insurance premiums are subject to increase or decrease as a result of, among other things, changes in levels of unemployment or periods for which unemployment benefits may be available under applicable laws. Workers' compensation costs are subject to increase or decrease as a result of changes in the Company's experience rating or applicable state workers' compensation laws.

     The Company's workers' compensation insurance is subject to a $500,000 deductible per claim, and an aggregate annual deductible of approximately
$4,400,000. There is no guarantee that the Company will be able to obtain renewal coverage in amounts and types desired at reasonable premium rates or that premiums for existing insurance will not be adjusted by the insurance carriers based on future claims experience.

     The Company's workers' compensation insurance carriers have required the Company to cause its bank lender to issue irrevocable letters of credit to assure the Company's ability to pay injured workers in accordance with state workers' compensation regulations. At October 31, 1996, these letters of credit aggregated $1,000,000 and they reduce the amount available to the Company from its bank lender under its credit facility.

     The Company employs a workers' compensation staff to control and monitor the Company's workers' compensation claims and expenses. The workers' compensation staff attempts to contain workers' compensation expenses by establishing controls and procedures to review client work site risks, develop improved safety training programs, review workers' compensation employee injury reports for propriety, review medical provider charges for reasonableness and monitor the injured employee's medical recovery for timely return to work.

     The Company has reserved $752,000 as of October
31, 1996 for pending claims. Although there can be no assurance that the Company's actual future workers' compensation obligations for claims pending as of October 31, 1996, will not exceed the amount of its workers' compensation reserves, management believes the recorded reserve is adequate.

Employment Laws

     Providers of temporary staffing services employ and place people generally in the workplace of other businesses. An attendant risk of such activity includes possible claims of discrimination and harassment, employment of illegal aliens and other similar claims. Management has adopted and implemented policies and guidelines to reduce its exposure to these risks. However, a failure of any Company employee to follow these policies and guidelines may result in negative publicity, injunctive relief and the payment by the Company of money damages or fines. Moreover, in certain circumstances, the Company may be held responsible for the actions at a workplace of persons not under the direct control of the Company.

Management, Sales and Support Personnel

     The Company employed approximately 193 regular
(internal staff) employees as of October 31, 1996.  The
Company's regular employees are not represented by a labor organization and the Company believes that its employee relations are good.

Competition

     The staffing industry is highly competitive and has low entry barriers for companies wishing to enter the business. The Company faces intense competition from large national, international, regional and local companies and newly established companies. The
Company's competitors include companies such as Manpower, Inc., Kelly Services, Inc., The Olsten
Corporation and AccuStaff, Incorporated, which are national in scope and have substantially greater financial and marketing resources than the Company.

     The Company competes both for qualified temporary personnel and for clients seeking to employ temporary personnel. The principal competitive factors in attracting qualified temporary personnel are salaries and benefits, quality of assignments and responsiveness to the needs of the employees. The Company believes that many persons who seek temporary employment through the Company are also seeking long-term employment.
Therefore, the availability of appropriate assignments is an important factor in the Company's ability to attract qualified temporary personnel.

     The principal competitive factors in obtaining and retaining clients are having sufficient qualified temporary personnel to assign in a timely manner, having an understanding of the specific job requirements of each client to help assure an appropriate placement, pricing services competitively and monitoring job performance. The Company believes that it has been able to compete successfully in the temporary personnel services industry because of the combination of its human resource expertise, its strategy of using qualified temporary personnel, and its ability to identify and satisfy the temporary staffing needs of clients.


Item 2.  PROPERTIES.

     The Company provides temporary staffing services through 35 branch offices in Indiana, Florida, Kentucky and Georgia as of October 31, 1996. All of these offices are leased by the Company under short-term leases typically on three- to five-year original terms.
The Company's Columbus, Rushville, Franklin, and
Shelbyville, Indiana offices are leased from JBD Real
Estate, Inc. (a corporation that is owned by Don R.
Taylor, the President and Chief Executive Officer of the Company, a Director, and a significant shareholder of the Company). The Company does not expect that maintaining or finding suitable office space at reasonable rates in the above market locations or in areas where the Company anticipates expanding will be difficult.

     The Company's executive and administrative office is presently located in approximately 9,000 square feet of leased space in Greenwood, Indiana (a south suburb of Indianapolis) under a lease expiring in 1999.

Item 3.  LEGAL PROCEEDINGS.

      As discussed under Item 1, "Business--Employment
Laws," above, an attendant risk of employing and placing people in the workplace of other businesses is the possibility of claims of discrimination and harassment, employment of illegal aliens, and similar claims arising under federal, state and local laws and ordinances. The Company is a defendant or respondent in a number of proceedings involving claims of these types, but such proceedings are considered routine proceedings that are incidental to its business.
Although the Company has no reason to believe that it will experience any material loss as the result of these proceedings, this is a forward-looking statement.
There can be no assurance that material losses will not result from one or more of such proceedings due to the risks that are inherent in litigation, including the possibility that relevant facts indicating liability could possibly exist with respect to one or more of the pending proceedings that are not presently known to Company management and its counsel. There are no other pending material legal proceedings to which the Company is a party (or to which its property is subject) and the Company is not aware that any governmental authority is contemplating the bringing of any such legal proceeding.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS.

     No matters were submitted to a vote of security holders during the quarter ended October 31, 1996.

SPECIAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information relating to the executive officers of the Company as of January 1, 1997.

Name                Age  Offices Held
Don R. Taylor       49   President, Chief Executive
                         Officer

Robert R. Millard   39   Vice President of Finance and
                         Administration, Chief
                         Financial and Accounting
                         Officer, Treasurer and
                         Secretary

Gary F. Hentschel   38   Chief Operating Officer



     Officers are elected annually by the Board of Directors and serve for a one-year period or until their successors are elected. There are no family relationships between or among the persons named.

     Except as indicated below, each of the officers has held the same or similar position with the Company for the past five years.

     Mr. Millard was appointed Chief Financial Officer and Vice President of Finance and Administration in February 1996. From July 1991 to February 1996, Mr.
Millard had served as Corporate Controller for Lacy
Diversified Industries, Ltd. Mr. Millard also serves as Secretary and Treasurer of the Company.

     Mr. Hentschel was appointed Chief Operating
Officer in July 1996.  From 1994 to July 1996, Mr.
Hentschel had served as Executive Vice President for KeyBank, and prior to 1994, he had served as Senior
Vice President of KeyBank.

                        PART II

     The information for Items 5 through 8 of this Report appears in the 1996 Annual Report to Shareholders (on the pages and under the captions indicated) and is incorporated herein by reference from the Annual Report to Shareholders:

ITEM 5.   MARKET FOR THE CORPORATION'S COMMON SHARES
          AND RELATED SECURITY HOLDER MATTERS

                               Annual Report to
                                 Shareholders
                                     Page

         Common Stock                 25

ITEM 6.  SELECTED FINANCIAL DATA

                               Annual Report to
                                 Shareholders
                                     Page

         Selected Financial and        8
         Operating Data

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               Annual Report to
                                 Shareholders
                                     Page

         Management's            9 through 13
         Discussion and
         Analysis of Financial
         Condition and Results of
         Operations


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               Annual Report to
                                 Shareholders
                                     Page

         Report of Independent        13
         Accountants

         Consolidated Balance         14
         Sheets

         Consolidated Statements      15
         of Income

         Consolidated Statements      16
         of Cash Flows

         Consolidated Statements      17
         of Shareholders' Equity

         Notes to Consolidated   18 through 24
         Financial Statements



ITEM 9.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information required in response to this Item
9 is inapplicable.

                       PART III

     Except as set forth below in "Directors and Executive Officers of the Corporation," the information for Items 10 through 13 of this Report is incorporated herein by reference from the Company's definitive Proxy
Statement for its Annual Meeting of Shareholders to be held February 25, 1997, which will be filed with the Commission pursuant to Regulation 14A on or about
January 31, 1997.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          CORPORATION

     The information required by this item relating to Executive Officers is found under the heading "Special
Item. Executive Officers of the Registrant" in Part I of this Report. The information required by this item relating to Directors will be included under the caption "Election of Director" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held February 25, 1997, which will be filed with the Commission within 120 days of the end of the Registrant's fiscal year and is incorporated by reference in this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item will be included under the captions "Executive Compensation,"
"Report of the Compensation Committee of the Board of Directors on Executive Compensation," "Compensation
Committee Interlocks and Insider Participation,"
"Performance Graph," and "Certain Transactions," in the
Company's definitive Proxy Statement for its Annual
Meeting of Shareholders to be held February 25, 1997, which will be filed with the Commission within 120 days of the end of the Registrant's fiscal year and is incorporated by reference in this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

     The information required by this item will be included under the captions "Election of Director" and "Principal Owners of Common Shares" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held February 25, 1997, which will be filed with the Commission within 120 days of the end of the Registrant's fiscal year and is incorporated by reference in this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS

     The information required by this item will be included under the caption "Certain Transactions" in the Company's definitive Proxy Statement for its Annual
Meeting of Shareholders to be held February 25, 1997, which will be filed with the Commission within 120 days of the end of the Registrant's fiscal year and is incorporated by reference in this Form 10-K.

                        PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K

     The financial statements and documents listed below are filed as part of this Report.

     (a)1.  Financial Statements

     The following financial statements are
incorporated by reference from the 1996 Annual Report to Shareholders as indicated.


                                      Annual Report to
                                        Shareholders
                                           Page

     Report of Independent Accountants       13

     Consolidated Balance Sheets as of
       October 31, 1996 and 1995             14

     Consolidated Statements of Income for
       the years ended October 31, 1996,
       1995 and 1994                         15

     Consolidated Statements of Cash Flows
       for the years ended October 31,
       1996 and 1995 and 1994                16

     Consolidated Statements of
       Shareholders' Equity for the
       years ended October 31, 1996,
       1995 and 1994                         17


     Notes to Consolidated Financial
       Statements                        18 through 24

     (a)2.  Schedules

     All schedules have been omitted because the required information is either inapplicable or has been included in the Company's consolidated financial statements or notes thereto.

     (a)3.  Exhibits

     The exhibits filed as part of this report on Form
10-K are identified in the Exhibit Index, which Exhibit
Index includes a column specifically identifying those exhibits that describe or evidence all management contracts and compensatory plans or arrangements required to be filed as exhibits to this report. Such
Exhibit Index is incorporated herein by reference.

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed by the Registrant during the quarter ended October 31, 1996.

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

                         PERSONNEL MANAGEMENT, INC.


                         By  /s/ Don R. Taylor
                         _________________________
                         Don R. Taylor, President

                         Date:  January 28, 1997

     In accordance with the Exchange Act, this report was signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Don R. Taylor
_____________________    President           January 28, 1997
Don R. Taylor            (Principal Executive
                         Officer); Director
/s/ Robert R. Millard
_____________________    Vice President--    January 28,1997
Robert R. Millard        Finance & Administration
                         (Principal Accounting
                         Officer and Principal
                         Financial Officer)


______________________        Director       January ___, 1997
Joseph C. Cook

______________________        Director       January ___, 1997
Max K. DeJonge

/s/ David L. Swider
______________________        Director       January 27, 1997
David L. Swider

/s/ Richard L. VonDerHaar
_________________________     Director       January 27, 1997
Richard L. VonDerHaar

                          EXHIBIT INDEX

          (IDENTIFYING EXECUTIVE COMPENSATION PLANS AND
                          ARRANGEMENTS)
                                                     Executive
                                        Incorporated Compensation
Exh.  Description of                    SB-2 Exhibit Plans and
No.   Exhibit                           Number*      Arrangements**
____  _____________________             ____________ ______________

3.1   Restated Articles of              3.1
      the Company*

3.2   Restated Bylaws of the            3.2
      Company

4.1   Second Amended and RestatedN/A
      Credit Facility and
      Security Agreement dated
      November 29, 1995, by and
      between the Registrant,
      PMI Administration, Inc.,
      PMI LP I, PMI LP II, and
      Society National Bank,
      Indiana.  The copy of this
      exhibit filed as Exhibit 4
      to Registrant's Current
      Report on Form 8-K dated
      February 5, 1996 is
      incorporated herein by
      reference.

4.2   Third Amended and Restated        N/A
      Credit Facility and
      Security Agreement, dated
      January 21, 1997, by and
      among the Registrant, PMI
      Administration, Inc.,
      PMI LP I, PMI LP II and
      KeyBank National
      Association.

10.1  Employment Agreement              10.1         X
      between the Company and
      Don R. Taylor, dated
      January 1, 1994*

10.2  Employment Agreement              10.2         X
      between the Company and
      Elizabeth McFarland,
      dated January 1, 1994*

10.3  Employment Agreement              10.3         X
      between the Company and
      James E. Burnette, dated
      January 1, 1994*

10.4  First Amendment to                N/A          X
      Employment Agreement
      between the Company and
      Don R. Taylor, dated
      September 12, 1995.
      The copy of this exhibit
      filed as Exhibit 10.4 to
      the Company's Form 10-KSB
      for the fiscal year
      ended October 31, 1995, is
      incorporated by reference.


10.5  First Amendment to                N/A          X
      Employment Agreement
      between the Company
      and Elizabeth McFarland,
      dated September 12, 1995.
      The copy of this exhibit
      filed as Exhibit 10.5 to
      the Company's Form 10-KSB
      for the fiscal year
      ended October 31, 1995, is
      incorporated by reference.

10.6  First Amendment to                N/A          X
      Employment Agreement
      between the Company and
      James E. Burnette, dated
      September 12, 1995. The
      copy of this exhibit
      filed as Exhibit 10.6 to
      the Company's Annual
      Report on Form 10-KSB for
      the fiscal year ended
      October 31, 1995, is
      incorporated by reference.

10.7  Amended and Restated              10.4         X
      1993 Stock Option Plan*

10.8  1994 Stock Option Plan*           10.5         X

10.9  1994 Director Stock               N/A          X
      Option Plan.  The copy
      of this exhibit filed
      as Exhibit 10.1 to the
      Company's Form 10-QSB for
      the quarter ended April
      30, 1995, is incorporated
      by reference.

10.10 Incentive Stock Option            10.6         X
      Agreement between the
      Company and Elizabeth
      McFarland, dated
      February 28, 1993*

10.11 Stock Option Agreement            10.8         X
      between the Company and
      Elizabeth McFarland,
      dated December 3, 1993*

10.12 Stock Option Agreement            N/A          X
      between the Company
      and Elizabeth McFarland,
      dated December 29, 1994.
      The copy of this exhibit
      filed as Exhibit 10.9 to
      the Company's Annual
      Report on Form 10-KSB for
      the fiscal year ended
      October 31, 1995, is
      incorporated by reference.

10.13 Incentive Stock Option            N/A          X
      Agreement between the
      Company and Elizabeth
      McFarland, dated December
      29, 1994. The copy of
      this exhibit filed as
      Exhibit 10.10 to the
      Company's Annual Report
      on Form 10-KSB for its
      fiscal year ended October
      31, 1994, is incorporated
      by reference.


10.14 Stock Option Agreement            N/A          X
      between the Company and
      James E. Burnette, dated
      July 1, 1995.  The copy
      of this exhibit filed
      as Exhibit 10.1 to the
      Company's Form 10-QSB
      for the quarter ended
      July 31, 1995, is
      incorporated by reference.

10.15 Amended Schedule of               N/A          X
      Options Granted under
      1994 Director Stock
      Option Plan.

10.16 Underwriting Agreement            N/A
      among the Company,
      Carolyn S. Taylor,
      David  A. Noyes & Company,
      and Howe Barnes Investments,
      Inc., dated  January 26,
      1994.  The copy of this
      exhibit filed as Exhibit
      10.9 to Company's Form
      10-QSB for the quarter
      ending January 31, 1994, is
      incorporated by reference.

10.17 Schedule of Terms of              N/A
      Warrant granted by
      Carolyn S. Taylor (and
      also executed by the
      Company) to David A.
      Noyes & Company (and
      its assigns) on February
      22, 1994.  The copy of
      this exhibit filed as
      Exhibit 10.11 to the
      Company's Form 10-QSB
      for the quarter ended
      January 31, 1994, is
      incorporated by reference.

10.18 Schedule of Terms of              N/A
      Warrants granted by
      the Company to David A.
      Noyes & Company (and
      its assigns) on February
      22, 1994.  The copy of
      this exhibit filed as
      Exhibit 10.10 to the
      Company's Form 10-QSB
      for the quarter ended
      January 31, 1994, is
      incorporated by reference.

10.19 Tax Indemnification               N/A
      Agreement dated January
      31, 1994.  The copy of
      this exhibit filed as
      Exhibit 10.12 to the
      Company's Form 10-QSB
      for the quarter ended
      January 31, 1994, is
      incorporated by reference.

10.20 Stock Purchase Agreement          10.12
      between the Company and
      Elizabeth McFarland,
      dated December 3, 1993*

10.21 Wage Continuation Plan in         10.14        X
      the Event of Disability,
      dated December 6, 1991*

10.22 Lease between PMI Real            10.15
      Estate, Inc. and the
      Company, dated February
      1, 1993 (Rushville,
      Indiana office)*

10.23 Lease between PMI Real            10.16
      Estate, Inc. and the
      Company, dated February
      25, 1993 (Columbus,
      Indiana office)*

10.24 Lease between PMI Real            10.17
      Estate, Inc. and the
      Company, dated February
      25, 1993 (Franklin,
      Indiana office)*

10.25 Inducement Agreement              10.26
      among the Company,
      Carolyn Taylor, David
      A. Noyes & Company and
      Don R. Taylor, dated
      November 19, 1993*

10.26 Stockholders Agreement            10.27
      among the Company, Don
      R. Taylor, Elizabeth
      McFarland, James Burnette,
      Carolyn Taylor, Carol
      Browning, Wendy Rusk,
      John Dearth, Rhonda
      Schwegman, Joanna Smith,
      Marsha Strain and Alise
      Wilson, dated November
      19, 1993*

10.27 Form of letter dated              N/A
      June 28, 1995, from
      the Company, Don R.
      Taylor, Elizabeth
      McFarland and James E.
      Burnette to the "Other
      Investors" described by
      Stockholders Agreement
      dated November 19, 1993.
      The copy of this exhibit
      filed as Exhibit 10.30 to
      the Company's Annual
      Report on Form 10-KSB for
      the fiscal year ended
      October 31, 1995, is
      incorporated by reference.

10.28 Promissory Note from Don          10.28
      Taylor to the Company,
      dated December 11, 1992*

10.29 Promissory Note from Don          10.29
      Taylor to the Company,
      dated December 7, 1993*

10.30 Second Amended and                N/A          X
      Restated Loan Plan for
      Key Employees.  The copy
      of this exhibit filed ad
      Exhibit 10.33 to the
      Company's Annual Report on
      Form 10-KSB for the fiscal
      year ended October 31, 1995,
      is incorporated herein by
      reference.

10.31 Promissory Note from              N/A
      Elizabeth McFarland
      to the Company, dated
      December 29, 1994.
      The copy of this exhibit
      filed as Exhibit 10.27
      to the Company's Annual
      Report on Form 10-KSB
      for its fiscal year ended
      October 31, 1994, is
      incorporated by reference.

10.32 Description of Certain            N/A          X
      Compensatory Plans,
      Contracts or Arrangements.

10.33 Asset Purchase Agreement          N/A
      dated June 30, 1994 by
      and among PMI LP II,
      Personnel Management,
      Inc., Porter Management
      Group, Inc., Office Staff,
      Inc., Team Temps, Inc.,
      Law Connection, Inc. and
      R. Gale Porter.  The copy
      of this exhibit filed as
      Exhibit 2.1 to the Company's
      Current Report on Form 8-K
      dated June 30, 1994, is
      incorporated by reference.

10.34 Asset Purchase Agreement          N/A
      dated September 1, 1994
      by and among PMI LP I,
      Human Resource Services,
      Inc., Phillip E. Cole
      and Robert Shuherk.  The
      copy of this exhibit
      filed as Exhibit 2.1
      to the Company's Current
      Report on Form 8-K dated
      September 1, 1994, is
      incorporated by reference.

10.35 Asset Purchase Agreement          N/A
      dated September 1, 1994
      by and among PMI LP I,
      Human Resources, Inc.
      and Phillip E. Cole.
      The copy of this exhibit
      filed as Exhibit 2.2 to
      the Company's Current
      Report on Form 8-K dated
      September 1, 1994, is
      incorporated by reference.

10.36 Stock Purchase Agreement          N/A
      dated October 18, 1994
      by and among the Company,
      Quest Personnel Search,
      Inc., Southern Indiana
      Temporaries, Inc., Richard
      H. McGinnis, Mary Anne
      McGinnis, Keith Legg, Nancy
      S. Legg, William M. Dixon,
      Pamela Dixon, and Richard
      W. McGinnis, Sr.  The copy
      of this exhibit filed as
      Exhibit 2.1 to the Company's
      Current Report on Form 8-K
      dated October 18, 1994,
      is incorporated by reference.

10.37 Lease between JBD Real            N/A
      Estate, Inc. and PMI LP
      I, dated September 1,
      1994 (Columbus, Indiana
      office).  The copy of this
      exhibit filed as Exhibit
      10.36 to the Company's
      Annual Report on Form
      10-KSB for its fiscal
      year ended October 31,
      1995, is incorporated
      by reference.

10.38 Lease between JBD Real            N/A
      Estate, Inc. and PMI LP
      I, dated September 1,
      1994 (Franklin, Indiana
      office).  The copy of
      this exhibit filed as
      Exhibit 10.37 to the
      Company's Annual Report
      on Form 10-KSB for its
      fiscal year ended October
      31, 1995, is incorporated
      by reference.

10.39 Lease between JBD Real            N/A
      Estate, Inc. and PMI LP
      I, dated September 1,
      1994 (Rushville, Indiana
      office).  The copy of
      this exhibit filed as
      Exhibit 10.38 to the
      Company's Annual Report
      on Form 10-KSB for its
      fiscal year ended October
      31, 1995, is incorporated
      by reference.

10.40 Lease between JBD Real            N/A
      Estate, Inc. and PMI LP I,
      dated September 26, 1995
      (Shelbyville, Indiana
      office) The copy of this
      exhibit filed as Exhibit
      10.46 to the Company's
      Annual Report on Form
      10-KSB for its fiscal year
      ended October 31, 1995,
      is incorporated by
      reference.

10.41 Note Modification                 N/A
      Agreement between the
      Company, PMI
      Administration, Inc.,
      PMI LP I, PMI LP II
      and Society National Bank,
      Indiana, dated February 28,
      1995.  The copy of this
      exhibit filed as Exhibit
      10.3 to the Company's Form
      10-QSB for the quarter
      ended April 30, 1995, is
      incorporated by reference.

10.42 Second Amended and                N/A
      Restated Master
      Promissory Note, made
      by the Company to
      Society National Bank,
      Indiana, dated June 9,
      1995.  The copy of this
      exhibit filed as Exhibit
      10.3 to the Company's
      Form 10-QSB for the
      quarter ended July 31,
      1995, is incorporated
      by reference.

10.43 Commitment letter for             N/A
      $700,000 overline credit
      facility from Society
      National Bank, Indiana,
      to the Company dated
      September 1, 1995.  The
      copy of this exhibit
      filed as Exhibit 10.4
      to the Company's Form
      10-QSB for the quarter
      ended July 31, 1995,
      is incorporated by
      reference.

10.44 Employment Agreement              N/A          X
      between the Company and
      Don R. Taylor, dated
      November 8, 1995.  The
      copy of this exhibit filed
      as Exhibit 10.2 to the
      Company's Form 10-Q for the
      quarter ended April 30,
      1996 is incorporated by
      reference.

10.45 Employment Agreement              N/A          X
      between the Company and
      Elizabeth McFarland,
      dated November 8, 1995.
      The copy of this exhibit
      filed as Exhibit 10.3 to
      the Company's Form
      10-Q for the quarter ended
      April 30, 1996 is
      incorporated by reference.

10.46 Employment Agreement              N/A          X
      between the Company and
      Robert R. Millard, dated
      February 5, 1996.  The
      copy of this exhibit filed
      as Exhibit 10.4 to the
      Company's Form 10-Q for the
      quarter ended April 30, 1996
      is incorporated by reference.

10.47 Change of Control                 N/A          X
      Severance Benefits
      Agreement between the
      Company and Don R.
      Taylor,  dated November
      8, 1995.  The copy of
      this exhibit filed as
      Exhibit 10.5 to the
      Company's Form 10-Q
      for the quarter ended
      April 30, 1996 is
      incorporated by reference.

10.48 Change of Control                 N/A          X
      Severance Benefits
      Agreement between
      the Company and Elizabeth
      McFarland, dated November
      8, 1995.  The copy of
      this exhibit filed as
      Exhibit 10.6 to the
      Company's Form 10-Q
      for the quarter ended
      April 30, 1996 is
      incorporated by reference.

10.49 Change of Control                 N/A          X
      Severance Benefits
      Agreement between the
      Company and Robert R.
      Millard, dated
      February 5, 1996.  The
      copy of this exhibit
      filed as Exhibit 10.7 to
      the Company's Form 10-Q
      for the quarter ended
      April 30, 1996, is
      incorporated by reference.


10.50 Incentive Stock Option            N/A          X
      Agreement between the
      Company and Robert R.
      Millard, dated February
      5, 1996. The copy of this
      exhibit filed as Exhibit
      10.8 to the Company's
      Form 10-Q for the quarter
      ended April 30, 1996,
      is incorporated by
      reference.

10.51 Promissory Note between           N/A
      the Company and Elizabeth
      McFarland, dated April 15,
      1996.  The copy of this
      exhibit filed as Exhibit
      10.9 to the Company's Form
      10-Q for the quarter ended
      April 30, 1996, is
      incorporated by reference.

10.52 Pledge Agreement between          N/A
      the Company and Elizabeth
      McFarland, dated April 15,
      1996.  The copy of this
      exhibit filed as Exhibit
      10.10 to the Company's Form
      10-Q for the quarter ended
      April 30, 1996, is
      incorporated by reference.

10.53 Employment Agreement              N/A          X
      between the Company and
      Gary F. Hentschel, dated
      July 15, 1996.  The copy
      of this exhibit filed as
      Exhibit 10.2 to the
      Company's Form 10-Q
      for the quarter ended July
      31, 1996, is incorporated
      by reference.

10.54 Change of Control                 N/A          X
      Severance Benefits
      Agreement between the
      Company and Gary F.
      Hentschel, dated
      July 15, 1996.  The copy
      of this exhibit filed as
      Exhibit 10.3 to the
      Company's Form 10-Q for
      the quarter ended
      July 31, 1996, is
      incorporated by reference.

10.55 Incentive Stock Option            N/A          X
      Agreement between the
      Company and Gary F.
      Hentschel, dated July 15,
      1996. The copy of this
      exhibit filed as
      Exhibit 10.4 to the
      Company's Form 10-Q
      for the quarter ended
      July 31, 1996, is
      incorporated by reference.

10.56 Incentive Stock Option            N/A          X
      Agreement between the
      Company and Elizabeth
      McFarland, dated June 10,
      1996.  The copy of this
      exhibit filed as Exhibit
      10.5 to the Company's
      Form 10-Q for the quarter
      ended July 31, 1996, is
      incorporated by reference.

10.57 Asset Purchase Agreement          N/A
      dated November 13, 1995,
      by and among PMI LP II,
      Temporaries of Atlanta,
      Inc., James A. Selton,
      Howard J. Kaston, and
      International Temporaries,
      Inc.  The copy of this
      exhibit filed as Exhibit
      10.1 to the Registrant's
      Current Report on Form 8-K
      dated November 13, 1995,
      is incorporated herein by
      reference.

10.58 Asset Purchase Agreement          N/A
      dated January 24, 1996, by
      and among PMI LP II,
      Progressive Personnel II,
      Inc., Dan K. Wilson, and
      David K. Wilson.  The copy
      of the exhibit filed as
      Exhibit 2.1 to the
      Registrant's Current Report
      on Form 8-K dated February
      5, 1996, is incorporated
      herein by reference.

10.59 Second Amended and                N/A
      Restated Credit Facility
      and Security Agreement
      dated November 29,
      1995, by and between the
      Registrant, PMI
      Administration, Inc.,
      PMI LP I, PMI LP II, and
      Society National Bank,
      Indiana. The copy of this
      exhibit filed as Exhibit 4
      to Registrant's Current
      Report on Form 8-K dated
      February 5, 1996 is
      incorporated herein by
      reference.

10.60  Third Amended and Restated       N/A
      Credit Facility and
      Security Agreement, dated
      January 21, 1997, by and
      among the Registrant, PMI
      Administration, Inc., PMI
      LP I, PMI LP II and
      KeyBank National
      Association. The copy of
      this exhibit filed
      as Exhibit 4 to the
      Company's Annual Report
      on Form 10-K for
      the fiscal year ended
      October 31, 1996, is
      incorporated herein
      by reference.

11    Statement Re: Computation         N/A
      of Per Share Earnings

21    List of Subsidiaries              N/A

23    Consent of Price                  N/A
      Waterhouse LLP to
      incorporation by
      reference of audit
      report into Form S-8
      Registration Statement.

27    Financial Data Schedule           N/A


*Indicates exhibits incorporated by reference from the Company's Registration Statement on Form SB-2 (No. 33-72872C) originally filed December 13, 1993, as amended.

** Indicates exhibits that describe or evidence all management contracts or compensatory plans or arrangements required to be filed as exhibits to this report.


0669\EDGAR\10K96.REV