Form 10-Q
period 1997-01-31
PERSONNEL MANAGEMENT INC
filed 1997-03-17
CIK 916606

           U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED JANUARY 31, 1997.

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

Class                          Outstanding at March 14, 1997
Common Stock, without par value             2,020,156 shares

                 PERSONNEL MANAGEMENT, INC.
                            INDEX

PART I - FINANCIAL INFORMATION

     Item 1 -  Consolidated Financial Statements
               (Unaudited)

          Condensed Consolidated Balance Sheets
          at January 31, 1997 and October 31, 1996     3

          Condensed Consolidated Statements of
          Income for the three months ended
          January 31, 1997 and 1996                    4

          Condensed Consolidated Statements of
          Cash Flows for the three months ended
          January 31, 1997 and 1996                    5

          Notes to Condensed Consolidated
          Financial Statements                         6

     Item 2 -  Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                           7-8

PART II - OTHER INFORMATION

     Item 1 -  Legal Proceedings                       9-10

     Item 4 -  Submission of Matters to a Vote of
               Security Holders                        10


     Item 6 -  Exhibits and Reports on Form 8-K        10

SIGNATURE                                              11

EXHIBIT INDEX                                          12

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   PERSONNEL MANAGEMENT, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS

                                        January 31, October 31,
                                            1997        1996
                                        (unaudited)
                              ASSETS
CURRENT ASSETS
 Cash                                   $    376,083$   180,462
 Accounts receivable, net                  6,458,214  7,548,919
 Current portion of notes receivable          77,918     99,039
 Income taxes receivable                      25,099     25,099
 Prepaid expenses                            144,276    109,751
 Other current assets                        122,567     70,252
 Deferred tax asset                          464,900    433,900
 Total current assets                      7,669,057  8,467,422

Property and equipment, net                1,235,327  1,209,050

Notes receivable, shareholder                518,985    508,148
Goodwill, net                              6,557,743  6,636,191
Other                                        109,348    113,728

 Total assets                            $16,090,460$16,934,539

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Cash overdraft                          $   588,299$   106,269
 Accounts payable                            187,767    284,669
 Accrued compensation and benefits         1,613,620  2,822,341
 Accrued workers' compensation claims        829,977    752,000
 Income taxes payable                        187,550    159,500
 Other current liabilities                   327,787    247,208
 Current portion of long-term debt           627,499    500,201
 Total current liabilities                 4,362,499  4,872,188

 Notes payable                             2,000,000  2,507,732
 Deferred tax liability                      159,600    154,600

SHAREHOLDERS' EQUITY
 Common stock                              7,846,105  7,846,105
 Retained earnings                         1,722,256  1,553,914
 Total shareholders' equity                9,568,361  9,400,019

 Total liabilities and shareholders' equity $16,090,460  $16,934,539

See accompanying notes.
/TABLE

                   PERSONNEL MANAGEMENT, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (unaudited)

                                          Three months ended
                                               January 31,
                                            1997         1996
Revenues                                $16,626,425 $14,030,116

Cost of services                         13,387,427  11,228,594

 Gross margin                             3,238,998   2,801,522

Operating expenses:
 General and administrative               2,695,114   2,405,954
 Selling                                     82,186      97,685
 Amortization of goodwill                    91,473      81,956
                                          2,868,773   2,585,595

Income from operations                      370,225     215,927

Interest expense, net                       (46,583)    (70,221)

Income before income taxes                  323,642     145,706

Income taxes                                155,300      64,106

Net income                               $  168,342  $   81,600


Net income per share                     $     0.08  $     0.04


See accompanying notes.
/TABLE

                   PERSONNEL MANAGEMENT, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited)

                                            Three months ended
                                                January 31,
                                           1997         1996
OPERATING ACTIVITIES:
Net income                               $  168,342  $   81,600
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Amortization and depreciation              186,486     156,955
 Deferred income taxes                      (26,000)            -
 Interest on shareholder loan               (10,837)     (9,648)
 Changes in operating assets and
   liabilities:
   Accounts & notes receivable            1,111,826     659,528
   Prepaid expenses and other assets        (82,460)    (40,479)
   Accounts payable                         (96,902)    309,650
   Accrued liabilities & other payables  (1,022,115)     46,543
 Net cash provided by operations            228,340   1,204,149

INVESTING ACTIVITIES:
 Purchases of businesses and
   additions to goodwill                    (13,025)   (772,123)
 Purchases of property and equipment       (121,290)    (45,204)
 Net cash used by investing activities     (134,315)   (817,327)

FINANCING ACTIVITIES:
 Proceeds from exercise of stock options          -     224,625
 Payments on long-term debt                 (30,434)          -
 Net payments on line of credit            (350,000)   (339,000)
 Net cash used by financing activities     (380,434)   (114,375)

 Increase (decrease) in cash               (286,409)    272,447
 Cash (overdraft) at beginning of period     74,193      50,817
 Cash (overdraft) at end of period       $ (212,216) $  323,264


See accompanying notes.
/TABLE

                  PERSONNEL MANAGEMENT, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       JANUARY 31, 1997
                          (unaudited)

1.   Basis of Presentation

     The accompanying financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q should be read in conjunction with the Company's financial statements and notes thereto for the year ended October 31, 1996 included in the Company's 1996 Annual Report to Shareholders. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. Especially because of the seasonality of the Company's business, the results for the three months ended January 31, 1997 are not necessarily indicative of the results to be expected for the full year. The financial statements include the combined financial position, operations and cash flows for Personnel Management, Inc. and its wholly-owned subsidiaries, hereafter referred to as "the Company".

2.   Per Share Disclosures

     Per share amounts are based on the weighted average number of shares of common stock outstanding during the period, including the dilutive effect of warrants and stock options. For the aforementioned items, the effect on the weighted average number of shares outstanding was computed using the treasury stock method using the actual date of grant or exercise for shares and options issued.

3.   Commitments and Contingencies

     The Company may, from time to time, be charged for allegations of discrimination, other employment related claims by temporary employees, or other claims made in the ordinary course of business. There are no cases pending or threatened, individually or in the aggregate, that management believes will result in a material loss.

Item 2. Management's Discussion and Analysis of Financial
Condition
and Results of Operations

The following should be read in conjunction with "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" included in the Company's 1996 Annual Report to
Shareholders.

SELECTED INCOME STATEMENT COMPARISONS

REVENUES. For the three months ended January 31, 1997, revenues increased 18.5% or $2,596,000 compared to the 1996 period, to $16,626,000. The increase was a result of internal revenue growth of $823,000 or 5.9% and the acquisition of a staffing company in Jacksonville, Florida in February 1996.

GROSS MARGINS. Gross margin is defined by the Company as revenues less the cost of providing services, which includes hourly wages of temporary employees, employer payroll taxes, benefits for temporary employees and workers' compensation costs. Gross margin for the three months ended January 31, 1997 was $3,239,000 or 19.5% of revenues, compared to $2,802,000 or 20.0% of revenues for the corresponding prior year period. The increase in gross margin of $437,000 was primarily due to increased revenues. The decline in gross margin as a percent of revenues was attributable to competitive pricing, adjustments to the workers' compensation accrual, and the introduction of benefits for temporary employees.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") for the three months ended January 31, 1997 were $2,777,000 or 16.7% of revenues compared to $2,504,000 or 17.8% of revenues in the corresponding prior year period. The increase in SG&A expenses of $273,000 was entirely associated with the staffing business purchased by the company in Jacksonville, Florida in February 1996. Other increases in SG&A expenses associated with internal growth were offset by lower professional fees and provision for bad debts.

AMORTIZATION OF GOODWILL. Goodwill represents the unamortized cost in excess of fair value of net assets acquired and is being amortized on a straight-line basis over 20 years. Goodwill amortization for the three months ended January 31, 1997 increased 11.6% or $10,000 compared to the previous year period. This increase was a result of the amortization of goodwill related to the businesses acquired in the prior fiscal year and payments of additional purchase price to prior owners of acquired businesses under the earnout provisions of the acquisition agreements.

INTEREST EXPENSE, NET. The decrease of $24,000 or 33.7% in interest expense, (net of interest income) for the three months ended January 31, 1997 compared to the prior year period was due primarily to lower average borrowings compared to the corresponding prior year period.

INCOME TAXES. Income tax expense for the three months ended January 31, 1997 increased $91,000 or 142.3% compared to the prior year period as a result of increases in net income before income taxes and the effective income tax rate. The effective income tax rate for the three months ended January 31, 1997 was 48% compared to 44% in the prior year period.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities during the three months ended January 31, 1997 was $228,000. Primary uses of cash were $380,000 for net repayments on borrowings, $121,000 for capital expenditures and $13,000 for payments under the earnout provisions of acquisition agreements.

Management believes that cash provided by operations, augmented by borrowings for working capital purposes under the bank credit facility, will be adequate to satisfy the Company's operating cash requirements during fiscal 1997.

On January 21, 1997, the Company refinanced its bank credit facility with KeyBank, NA. The refinanced bank credit facility provides the Company with the ability to borrow up to $11,000,000 for general working capital purposes, acquisition financing, letters of credit and the refinancing of outstanding borrowings. The facility consists of a two year $8,500,000 revolving line of credit and a five year $2,500,000 term loan. Borrowings under the line of credit are subject to meeting certain borrowing base requirements. Upon maturity, up to $4,000,000 of borrowings for acquisition financing under this line convert to a five year term loan. At January 31, 1997, the Company's availability under the line of credit was approximately $4,200,000. The $2,500,000 term loan is payable in equal monthly principal installments of $42,000 beginning February 1997. The Company's existing and committed credit facilities are secured and collateralized by accounts receivable, equipment, cash, general intangibles, contract rights, and proceeds thereof. In addition, the Company has agreed with the bank under the credit facilities to certain financial and non-financial restrictive covenants, which include, among other things, minimum levels of tangible net worth, minimum cash flow coverage ratios, maximum ratio of indebtedness to earnings, restrictions on capital expenditures, restrictions on common stock repurchases, and restrictions on future mergers, consolidations, acquisitions or joint ventures. At January 31, 1997, the Company was in compliance with its covenants.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company and certain of its subsidiaries have been named Defendants in a lawsuit pending in the Hillsborough County Circuit Court (13th Judicial Circuit, Florida) under the caption Liberty Mutual Insurance Co. vs. Allen Staffing Inc., et al. (Case No. 97C452). This action was filed January 22, 1997 against certain Florida temporary staffing companies (the "Porter Temporary Companies"); R. Gale Porter and other entities and individuals associated with the Porter Temporary Companies; and the Company and certain of its subsidiaries. The Company acquired substantially all the operating assets of certain of the Porter Temporary Companies effective July 4, 1994.

Plaintiff Liberty Mutual alleges that premiums for workers' compensation insurance charged to the Porter Temporary Companies for certain policy periods ended prior to July 4, 1994 were undercharged on the basis of fraudulent misrepresentations or omissions by the Porter Temporary Companies in their applications for workers' compensation insurance. Liberty Mutual seeks damages from the Company and its subsidiaries for alleged breach of contract, alleged fraud in the inducement, and alleged violations of Florida statutes, by the Porter Temporary Companies in the amount of the alleged earned but unpaid premium of approximately $872,000 plus unspecified additional damages, or, in the alternative, ten times the amount of the premium underpaid pursuant to Florida statutory provisions, plus attorney fees, costs and interest. Liberty Mutual claims that the Company should be held liable for these alleged pre-acquisition obligations of the Porter Temporary Companies on the alternative theories that (a) the continued operation by the Company of the businesses of the Porter Temporary Companies at the same location and under the same management personnel constitutes a de facto merger or mere continuation of the business, and/or (b) the sale of the assets to the Company was a fraudulent effort to avoid debts and liability incurred by the Porter Temporary Companies.

In the agreement by which it acquired the assets of the Porter Temporary Companies, the Company expressly disclaimed that it was assuming any obligation whatsoever with regard to the Porter Temporary Companies' undisclosed liabilities. The Company intends to vigorously defend the lawsuit and has filed a motion to dismiss the claims made against it and its subsidiaries, and a motion to strike Liberty Mutual's attorney fees demand. Although due to the early stage of this lawsuit, the Company has not undertaken any comprehensive evaluation of Liberty Mutual's claims, and although there can be no such assurance, the Company does not expect that resolution of this lawsuit will have a material adverse impact upon the Company's consolidated financial condition or results of operations.
The preceding sentence is a forward-looking statement; as with any litigation, a variety of factors could cause the financial impact of the resolution of this lawsuit to differ materially from the immaterial impact that is presently expected, including the possibility that relevant facts or law may exist that are presently unknown to Company management.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its 1997 Annual Meeting of Shareholders on February 25, 1997. At the Annual Meeting, the Shareholders elected as Director the one nominee, Don R. Taylor, proposed by the Board of Directors. Mr. Taylor was elected for a three year term to the Board of Directors. In addition to Mr. Taylor, Directors whose term of office continued after the Annual Meeting consisted of Richard L. VonDerHaar, David L. Swider, Max K. DeJonge, and Joseph C. Cook, Jr. The results of the proxy solicitation were as follows:

                                          Votes
                                        Abstained
                    Votes     Votes        and
                    Cast For  Withheld  Non-Votes
Nominee:
     Don R. Taylor  1,906,956    3,104     0


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The exhibits listed in the Exhibit Index on page 12 (which
Exhibit Index is incorporated herein by reference) are filed as part of this report.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed by the Company during the three months ended January 31, 1997.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     PERSONNEL MANAGEMENT, INC.

Dated:    March 17, 1997           By:  /s/ Robert R. Millard
                                   --------------------------
                                   Robert R. Millard, Vice
                                   President of Finance and
                                   Administration (Principal
                                   Financial Officer and
                                   Authorized Signatory)

                         EXHIBIT INDEX

Exhibit No.    Description of Exhibit        Sequential Page
                                                  Number
     10.1      Schedule of Options                13
               Granted Under 1994 Director
               Stock Option Plan

     10.2      Third Amended and Restated         N/A
               Credit Facility and Security
               Agreement, dated January 21,
               1997, by and among the Registrant,
               PMI Administration, Inc., PMI LP I,
               PMI LP II and KeyBank National
               Association.  The copy of this
               exhibit filed as Exhibit 4.2 to
               the Registrant's Annual Report
               on Form 10K for the fiscal year
               ended October 31, 1996 is incorporated
               herein by reference.

     11        Statement Re: Computation of       14
               Earnings Per Share for the Three
               Months Ended January 31, 1997
               and 1996

     27        Financial Data Schedule            15