Form 10-Q
period 1997-04-30
PERSONNEL MANAGEMENT INC
filed 1997-06-16
CIK 916606

               U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED APRIL 30, 1997.

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

Class                                   Outstanding at June 12, 1997
Common Stock, without par value                     2,020,156 shares

                     PERSONNEL MANAGEMENT, INC.
                                INDEX

PART I - FINANCIAL INFORMATION

  Item 1 - Consolidated Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets
        at April 30, 1997 and October 31, 1996            3

        Condensed Consolidated Statements of
        Income for the three months ended
        April 30, 1997 and 1996                           4

        Condensed Consolidated Statements of
        Income for the six months ended
        April 30, 1997 and 1996                           5

        Condensed Consolidated Statements of
        Cash Flows for the six months ended
        April 30, 1997 and 1996                           6

        Notes to Condensed Consolidated
        Financial Statements                              7

  Item 2 - Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                               9

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                             11

  Item 6 - Exhibits and Reports on Form 8-K              11

SIGNATURE                                                12

EXHIBIT INDEX                                            13

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                     PERSONNEL MANAGEMENT, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS

                                      April 30,        October 31,
                                        1997              1996
                                     (unaudited)
                                  ASSETS
CURRENT ASSETS
  Cash                              $     10,796       $   180,462
  Accounts receivable, net             7,494,936         7,548,919
  Current portion of notes receivable     68,318            99,039
  Income taxes receivable                 46,249            25,099
  Prepaid expenses                       263,175           109,751
  Other current assets                    99,601            70,252
  Deferred tax asset                     464,900           433,900
  Total current assets                 8,447,975         8,467,422

Property and equipment, net            1,267,829         1,209,050

Notes receivable, shareholder            529,890           508,148
Goodwill, net                          7,016,496         6,636,191
Other                                    105,009           113,728

  Total assets                      $ 17,367,199       $16,934,539

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Cash overdraft                     $   260,433       $   106,269
  Accounts payable                       128,814           284,669
  Accrued compensation and benefits    2,533,179         2,822,341
  Accrued workers' compensation claims   835,378           752,000
  Income taxes payable                        -            159,500
  Other current liabilities              281,456           247,208
  Current portion of long-term debt      596,456           500,201
  Total current liabilities            4,635,716         4,872,188

  Notes payable                        2,624,989         2,507,732
  Deferred tax liability                 159,600           154,600

SHAREHOLDERS' EQUITY
  Common stock                         7,856,383         7,846,105
  Retained earnings                    2,090,511         1,553,914
  Total shareholders' equity           9,946,894         9,400,019
Total liabilities and shareholders'
  equity                             $17,367,199       $16,934,539

See accompanying notes.
/TABLE

                        PERSONNEL MANAGEMENT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (unaudited)

                                           Three months ended
                                               April 30,
                                           1997           1996

Revenues                              $17,953,878     $16,388,262

Cost of services                       14,312,856      12,981,063

Gross margin                            3,641,022       3,407,199

Operating expenses:
  General and administrative            2,731,401       2,625,215
  Selling                                  60,452         128,427
  Amortization of goodwill                 91,473          85,242
                                        2,883,326       2,838,884

Income from operations                    757,696          568,315

Interest expense, net                     (48,041)         (65,621)

Income before income taxes                709,655          502,694

Income taxes                              341,400          221,194

Net income                             $  368,255       $  281,500


Net income per share                   $     0.18       $     0.14


See accompanying notes.

                        PERSONNEL MANAGEMENT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (unaudited)

                                  Six months ended
                                      April 30,
                                1997             1996
Revenues                     $34,580,304     $30,418,378

Cost of services              27,700,281      24,209,657

Gross margin                   6,880,023       6,208,721

Operating expenses:
  General and administrative    5,426,516      5,031,169
  Selling                         142,639        226,112
  Amortization of goodwill        182,946        167,198
                                5,752,101      5,424,479

Income from operations          1,127,922        784,242

Interest expense, net             (94,625)      (135,842)

Income before income taxes      1,033,297        648,400

Income taxes                      496,700        285,300

Net income                     $  536,597     $  363,100


Net income per share           $     0.26     $     0.18


See accompanying notes.


                        PERSONNEL MANAGEMENT, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                      Six months ended
                                                          April 30,
                                                   1997               1996
OPERATING ACTIVITIES:
Net income                                     $  536,597          $  363,100
Adjustments to reconcile net income to net
Cash provided by operating activities:
  Amortization and depreciation                   381,096             339,873
  Deferred income taxes                           (26,000)                -
  Shareholder loan activity, net                  (11,464)            (18,874)
  Changes in operating assets and
  liabilities:
    Accounts & notes receivable                    84,704             (55,502)
    Prepaid expenses and other assets            (195,204)            134,883
    Accounts payable                             (155,855)            323,630
    Accrued liabilities & other payables         (331,036)            110,015
  Net cash provided by operations                 282,838           1,197,125

INVESTING ACTIVITIES:
  Purchases of businesses and additions to
  goodwill                                       (563,251)         (1,168,972)
Purchases of property and equipment              (256,929)           (113,652)
Net cash used by investing activities            (820,180)         (1,282,624)

FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                             224,625
  Loan to officer                                                    (123,352)
  Payments on long-term debt                     (186,488)            (28,297)
  Net borrowings (payments) on line of
    credit                                        400,000             (88,000)
  Net cash provided (used) by financing
    activities                                    213,512             (15,024)

  Increase (decrease) in cash                    (323,830)           (100,523)
  Cash (overdraft) at beginning of period          74,193              50,817
  Cash (overdraft) at end of period            $ (249,637)         $  (49,706)

See accompanying notes.


                        PERSONNEL MANAGEMENT, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              APRIL 30, 1997
                                (unaudited)

1.   Basis of Presentation

     The accompanying financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q should be read in conjunction with the Company's financial statements and notes thereto for the year ended October 31, 1996 included in the Company's 1996 Annual Report to Shareholders. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. Because of the seasonality of the Company's business, the results for the three and six months ended April 30, 1997 are not necessarily indicative of the results to be expected for the full year. The financial statements include the combined financial position, operations and cash flows for Personnel Management, Inc. and its wholly-owned subsidiaries, hereafter referred as "the company".

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

3.   Acquisitions

     The company acquired on March 17, 1997 the assets of Garner-Scott Enterprises, Inc., a staffing business based in Madison, Indiana and Carrollton, Kentucky with annual revenues of approximately $2,100,000. The business was acquired for $250,000 plus 33.3% of future income before income taxes and other adjustments derived from the areas served by the business through February 28, 2002. The acquired business operations provide predominately light industrial staffing services.

     The company acquired on March 24, 1997 the assets of First In Temporaries, Inc.'s Louisville, Kentucky staffing operations with annualized revenues of approximately $1,700,000. The business was acquired for $311,000. The acquired business operations provide clerical and light industrial staffing services.

     The company acquired on April 25, 1997 a minority equity investment in Adminiserve, Inc., a professional employer organization based in Greenwood, Indiana.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" included in the Company's 1996 Annual Report to
Shareholders.

SELECTED INCOME STATEMENT COMPARISONS

REVENUES. For the three months ended April 30, 1997, revenues increased 9.6% or $1,566,000 compared to the 1996 period, to $17,954,000. The increase was a result of internal revenue growth of approximately 8.0% and the acquisition of the two staffing businesses in March 1997.

For the six months ended April 30, 1997, revenues increased 13.7% or $4,162,000 compared to the prior year period, to $34,580,000. This increase was due to internal revenue growth of 6.8% and the acquisitions of staffing businesses in February 1996 and March 1997.

GROSS MARGINS. Gross margin is defined by the company as revenues less the cost of providing services, which includes hourly wages of temporary employees, employer payroll taxes, benefits for temporary employees and workers' compensation costs. Gross margin for the three months ended April 30, 1997 was $3,641,000 or 20.3% of revenues, compared to $3,407,000 or 20.8% of revenues for the corresponding prior year period. The increase in gross margin of $234,000 was primarily due to increased revenues. The decline in gross margin as a percentage of revenues was attributable primarily to competitive pricing.

Gross margin for the six months ended April 30, 1997 was $6,880,000 or 19.9% of revenues, compared to $6,209,000 or 20.4% of revenues for the corresponding prior year period. The increase in gross margin of $671,000 was primarily due to increased revenues. The decline in gross margin as a percent of revenues was attributable primarily to competitive pricing.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended April 30, 1997 were $2,792,000 or 15.6% of revenues compared to $2,754,000 or 16.8% of revenues in the corresponding prior year period. Selling, general and administrative expenses for the six months ended April 30, 1997 were $5,569,000 or 16.1% of revenues compared to $5,257,000 or 17.3% of revenues in the corresponding prior year period. The increase in SG&A expenses for both the three and six month periods was entirely associated with the staffing businesses purchased by the company in February 1996 and March 1997. SG&A expenses as a percentage of revenues declined as a result of lower professional fees and provision for bad debts.

AMORTIZATION OF GOODWILL. Goodwill represents the unamortized cost in excess of fair value of net assets acquired and is being amortized on a straight-line basis over 20 years. Goodwill amortization for the three and six months ended April 30, 1997 increased 7.3% and 9.4%, respectively, compared to the previous year period. This increase was a result of the amortization of goodwill related to the businesses acquired in February 1996 and March 1997, and the amortization of payments of additional purchase price to the prior owners of acquired businesses under the earnout provisions of the acquisition agreements.

INTEREST EXPENSE, NET.  The decrease of $18,000 or 26.8% and
$41,000 or 30.3% in interest expense, net of interest income for the three months and six months ended April 30, 1997, respectively, compared to the prior year period was due primarily to lower average borrowings compared to the corresponding prior year period.

INCOME TAXES. The increase in income tax expense for the three and six month periods ended April 30, 1997 compared to the prior year periods was a result of an increase in net income before income taxes and the effective income tax rate. The effective income tax rate for the current year periods was 48% compared to 44% in the prior year periods.

NET INCOME. Net income for the three months ended April 30, 1997 increased 30.8% to $368,255 compared to net income of $281,500 for the prior year period. Earnings per share increased 28.6% to $0.18 from $0.14.

For the six months ended April 30, 1997, net income increased 47.8% to $536,597 compared to net income of $363,100 in the prior year period. Earnings per share increased 44.4% to $0.26 from $0.18.

The increases in net income for both the three and six month periods in fiscal 1997 were attributable to increases in revenues and decreases in selling, general and administrative expenses as a percentage of revenues.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities during the six months ended April 30, 1997 was $283,000 and net borrowings under the bank credit facility was $400,000. Primary uses of cash were $187,000 for repayments on long-term borrowings, $257,000 for capital expenditures and $563,000 for purchases of businesses and payments under the earnout provisions of acquisition agreements.

Management believes that cash provided by operations, augmented by borrowings for working capital purposes under the bank credit facility, will be adequate to satisfy the Company's operating cash requirements during fiscal 1997.

On January 21, 1997, the Company accepted a commitment from KeyBank, NA to refinance its bank credit facility which provides the Company with the ability to borrow up to $11,000,000 for general working capital purposes, acquisition financing, letters of credit and the refinancing of outstanding borrowings. The facility consists of a two year $8,500,000 revolving line of credit and a five year $2,500,000 term loan. Borrowings under the line of credit are subject to meeting certain borrowing base requirements. Upon maturity, up to $4,000,000 of borrowings for acquisition financing under this line convert to a five year term loan. At April 30, 1997, the Company's availability under the line of credit was approximately $4,456,000.


The $2,500,000 term loan is payable in equal monthly principal installments of $42,000 beginning February 1997. The Company's existing and committed credit facilities are secured and collateralized by accounts receivable, equipment, cash, general intangibles, contract rights, and proceeds thereof. In addition, the Company has agreed with the bank under the credit facilities to certain financial and non-financial restrictive covenants, which include, among other things, minimum levels of tangible net worth, minimum cash flow coverage ratios, maximum ratio of indebtedness to earnings, restrictions on capital expenditures, restrictions on common stock repurchases, and restrictions on future mergers, consolidations, acquisitions or joint ventures. At April 30, 1997, the Company was in compliance with its covenants.




PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There were no material developments during the three months ended April 30, 1997, in certain Florida litigation to which the company is a party that was first described in Item 1 of the company's quarterly report on Form 10-Q for the three months ended January 31, 1997.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The exhibits listed in the Exhibit Index on page 13 (which Exhibit Index is incorporated herein by reference) are filed as part of this report.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed by the company during the three months ended April 30, 1997.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PERSONNEL MANAGEMENT, INC.

Dated:  June 13, 1997                 By:  /s/ Robert R. Millard
                                      --------------------------
                                      Robert R. Millard, Vice
                                      President of Finance and
                                      Administration (Principal
                                      Financial Officer and
                                      Authorized Signatory)

     EXHIBIT INDEX

Exhibit No.      Description of Exhibit            Sequential Page
                                                        Number
     10.1        Amended Schedule of Option
                 Granted Under 1994 Director
                 Stock Option Plan                      14

     11.1        Statement Re: Computation of           15
                 Earnings Per Share for the Three
                 Months Ended April 30, 1997

     11.2        Statement Re: Computation of           16
                 Earnings Per Share for the Six
                 Months Ended April 30, 1997

     27          Financial Data Schedule                17