Form 10-Q
period 1997-07-31
PERSONNEL MANAGEMENT INC
filed 1997-09-15
CIK 916606

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
      ENDED JULY 31, 1997.

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

Class                                   Outstanding at September 11, 1997
Common Stock, without par value                          2,020,156 shares

                        PERSONNEL MANAGEMENT, INC.
                                   INDEX

PART I - FINANCIAL INFORMATION

   Item 1 - Consolidated Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets
         at July 31, 1997 and October 31, 1996            3

         Condensed Consolidated Statements of
         Income for the three months ended
         July 31, 1997 and 1996                           4

         Condensed Consolidated Statements of
         Income for the nine months ended
         July 31, 1997 and 1996                           5

         Condensed Consolidated Statements of
         Cash Flows for the nine months ended
         July 31, 1997 and 1996                           6

         Notes to Condensed Consolidated
         Financial Statements                             7

   Item 2 - Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                               9

PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings                            12

   Item 5 - Other Information                            12

   Item 6 - Exhibits and Reports on Form 8-K             12

SIGNATURE                                                  13

EXHIBIT INDEX                                               14

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                        PERSONNEL MANAGEMENT, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                       July 31,     October 31,
                                         1997           1996
                                     (unaudited)
                           ASSETS
CURRENT ASSETS
  Cash                                 $   35,629   $   180,462
  Accounts receivable, net              7,652,287     7,548,919
  Current portion of notes receivable      53,318        99,039
  Income taxes receivable                  25,911        25,099
  Prepaid expenses                        204,517       109,751
  Other current assets                     56,869        70,252
  Deferred tax asset                      474,900       433,900
  Total current assets                  8,503,431     8,467,422

Property and equipment, net             1,294,650     1,209,050

Notes receivable, shareholder             540,195       508,148
Goodwill, net                           7,123,545     6,636,191
Other                                     126,316       113,728

  Total assets                       $ 17,588,137   $16,934,539

            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Cash overdraft                      $   143,500   $   106,269
  Accounts payable                        222,309       284,669
  Accrued compensation and benefits     2,669,750     2,822,341
  Accrued workers' compensation claims    920,471       752,000
  Income taxes payable                        -         159,500
  Other current liabilities               247,693       247,208
  Current portion of long-term debt       564,874       500,201
  Total current liabilities             4,768,597     4,872,188

  Notes payable                         2,324,988     2,507,732
  Deferred tax liability                  166,300       154,600

SHAREHOLDERS' EQUITY
  Common stock                          7,856,384     7,846,105
  Retained earnings                     2,471,868     1,553,914
  Total shareholders' equity           10,328,252     9,400,019
  Total liabilities and
    shareholders' equity              $17,588,137   $16,934,539

See accompanying notes.
/TABLE

                       PERSONNEL MANAGEMENT, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (unaudited)

                                       Three months ended
                                             July 31,
                                       1997           1996
Revenues                            $19,075,410   $17,144,732

Cost of services                     15,256,736    13,669,668

Gross margin                          3,818,674     3,475,064

Operating expenses:
  General and administrative          2,920,412     2,690,193
  Selling                               105,728        95,123
  Amortization of goodwill               91,475        89,425
                                      3,117,615     2,874,741

Income from operations                  701,059       600,323

Interest expense, net                   (50,102)      (60,799)

Income before income taxes              650,957       539,524

Income taxes                            269,600       287,100

Net income                           $  381,357    $  252,424


Net income per share                 $     0.19    $     0.12

See accompanying notes.

                       PERSONNEL MANAGEMENT, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (unaudited)

                                      Nine months ended
                                          July 31,
                                    1997           1996
Revenues                         $53,655,714    $47,563,110

Cost of services                  42,957,017     37,879,325

Gross margin                      10,698,697      9,683,785

Operating expenses:
  General and administrative       8,346,928      7,721,362
  Selling                            248,367        321,235
  Amortization of goodwill           274,421        256,623
                                   8,869,716      8,299,220

Income from operations             1,828,981      1,384,565

Interest expense, net               (144,727)      (196,641)

Income before income taxes         1,684,254      1,187,924

Income taxes                         766,300        572,400

Net income                        $  917,954     $  615,524


Net income per share              $     0.45     $     0.30

See accompanying notes.

                       PERSONNEL MANAGEMENT, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (unaudited)

                                                    Nine months ended
                                                        July 31,
                                                  1997            1996
OPERATING ACTIVITIES:
Net income                                   $  917,954      $  615,524
Adjustments to reconcile net income to net
cash provided by operating activities:
  Amortization and depreciation                 567,802         517,095
  Deferred income taxes                         (29,300)            -
  Shareholder loan activity, net                (21,768)        (29,179)
  Changes in operating assets and
  liabilities:
    Accounts & notes receivable                 (57,647)       (148,892)
    Prepaid expenses and other assets           (94,783)        275,782
    Accounts payable                            (62,360)        141,522
    Accrued liabilities & other payables       (143,135)        475,987
  Net cash provided by operating activities   1,076,763       1,847,839

INVESTING ACTIVITIES:
  Purchases of businesses and additions to
   goodwill                                    (761,775)     (1,348,082)
  Purchases of property and equipment          (378,981)       (143,124)
  Net cash used by investing activities      (1,140,756)     (1,491,206)

FINANCING ACTIVITIES:
  Proceeds from exercise of stock options           -           224,625
  Loan to officer, net of repayment                 -           (61,676)
  Payments on long-term debt                   (343,071)        (28,297)
  Net borrowings (payments) on line of
    credit                                      225,000        (495,254)
  Net cash used by financing activities        (118,071)       (360,602)

  Decrease in cash                             (182,064)         (3,969)
  Cash (overdraft) at beginning of period        74,193          50,817
  Cash (overdraft) at end of period          $ (107,871)      $  46,848


See accompanying notes.

                       PERSONNEL MANAGEMENT, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              July 31, 1997
                               (unaudited)

1.       Basis of Presentation

   The accompanying financial statements have been prepared by the company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q should be read in conjunction with the company's financial statements and notes thereto for the year ended October 31, 1996 included in the company's 1996 Annual Report to Shareholders. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of the company and its results of operations for the interim periods set forth herein. Because of the seasonality of the company's business, the results for the three and nine months ended July 31, 1997 are not necessarily indicative of the results to be expected for the full year. The financial statements include the combined financial position, operations and cash flows for Personnel Management, Inc. and its wholly-owned subsidiaries, hereafter referred as "the company".

2.       Per Share Disclosures

   Per share amounts are based on the weighted average number of shares of common stock outstanding during the period, including the dilutive effect of warrants and stock options. For the aforementioned items, the effect on the weighted average number of shares outstanding was computed using the treasury stock method using the actual date of grant or exercise for shares and options issued.

3.       Acquisitions

   The company acquired on March 17, 1997 the assets of Garner-Scott Enterprise, Inc., a staffing business based in Madison, Indiana and Carrollton, Kentucky with annual revenues of approximately $2,100,000. The business was acquired for $250,000 plus 33.3% of future income before income taxes and other adjustments derived from the areas served by the business through February 28, 2002. The acquired business operations provide predominately light industrial staffing services.

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

4.       New Accounting Principles

   Statement of Financial Accounting Standards No. 128, "Earnings Per Share" becomes effective for the fiscal year ended October 31, 1998. The company does not expect the statement to have a material impact on the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" included in the company's 1996 Annual Report to Shareholders.

SELECTED INCOME STATEMENT COMPARISONS

REVENUES. For the three months ended July 31, 1997, revenues increased 11.3% or $1,931,000 compared to the 1996 period, to $19,075,000. The increase was a result of internal revenue growth of approximately 7.0% and the acquisition of the two staffing businesses in March 1997.

For the nine months ended July 31, 1997, revenues increased 12.8% or $6,093,000 compared to the prior year period, to $53,656,000. This increase was due to internal revenue growth of approximately 7.0% and the acquisitions of staffing businesses in February 1996 and March 1997.

GROSS MARGINS. Gross margin is defined by the company as revenues less the cost of providing services, which includes hourly wages of temporary employees, employer payroll taxes, benefits for temporary employees and workers' compensation costs. Gross margin for the three months ended July 31, 1997 was $3,819,000 or 20.0% of revenues, compared to $3,475,000 or 20.3% of revenues for the corresponding prior year period. The increase in gross margin of $344,000 was primarily due to increased revenues. The decline in gross margin as a percentage of revenues was attributable primarily to competitive pricing.

Gross margin for the nine months ended July 31, 1997 was $10,699,000 or 19.9% of revenues, compared to $9,684,000 or 20.4% of revenues for the corresponding prior year period. The increase in gross margin of $1,015,000 was primarily due to increased revenues. The decline in gross margin as a percent of revenues was attributable primarily to competitive pricing.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended July 31, 1997 were $3,026,000 or 15.9% of revenues compared to $2,785,000 or 16.2%
of revenues in the corresponding prior year period. Selling, general and administrative expenses for the nine months ended July 31, 1997 were $8,595,000 or 16.0% of revenues compared to $8,043,000 or 16.9% of revenues in the corresponding prior year period. The increase in SG&A expenses for both the three and nine month periods was entirely associated with the staffing businesses purchased by the company in February 1996 and March 1997. SG&A expenses as a percentage of revenues declined as a result of lower professional fees and provision for bad debts.

AMORTIZATION OF GOODWILL. Goodwill represents the unamortized cost in excess of fair value of net assets acquired and is being amortized on a straight-line basis over 20 years. Goodwill amortization for the three and nine months ended July 31, 1997 increased 2.3% and 6.9%, respectively, compared to the previous year period. This increase was a result of the amortization of goodwill related to the businesses acquired in February 1996 and March 1997, and the amortization of payments of additional purchase price to the prior owners of acquired businesses under the earnout provisions of the acquisition agreements.

INTEREST EXPENSE, NET. The decrease of $11,000 or 17.6% and $52,000 or 26.4% in interest expense, net of interest income for the three months and nine months ended July 31, 1997, respectively, compared to the prior year period was due primarily to lower average borrowings compared to the corresponding prior year period.

INCOME TAXES. The decrease in income tax expense for the three months ended July 31, 1997 compared to the prior year period was due to a reduction in the company's effective tax rate. Income tax expense in the current quarterly period included the adjustment to reflect income tax expense on a year-to-date basis at this new lower effective tax rate.

The increase in income tax expense for the nine months ended July 31, 1997 compared to the prior year period was a result of an increase in net income before income taxes. The effective income tax rate for the current year nine month period was 45.5% compared to 48.2% in the prior year period.

NET INCOME. Net income for the three months ended July 31, 1997 increased 51.1% to $381,000 compared to net income of $252,000 for the prior year period. Earnings per share increased 58.3% to $0.19 from $0.12.

For the nine months ended July 31, 1997, net income increased 49.1% to $918,000 compared to net income of $615,500 in the prior year period. Earnings per share increased 50.0% to $0.45 from $0.30.

The increases in net income for both the three and nine month periods in fiscal 1997 were attributable to increases in revenues and decreases in selling, general and administrative expenses as a percentage of revenues.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities during the nine months ended July 31, 1997 was $1,077,000 and net borrowings under the bank credit facility were $225,000. Primary uses of cash were $343,000 for repayments on long-term borrowings, $379,000 for capital expenditures and $762,000 for purchases of businesses and payments under the earnout provisions of acquisition agreements.

Management believes that cash provided by operations, augmented by borrowings for working capital purposes under the bank credit facility, will be adequate to satisfy the company's operating cash requirements during fiscal 1997.

On January 21, 1997, the company accepted a commitment from KeyBank, NA to refinance its bank credit facility which provides the company with the ability to borrow up to $11,000,000 for general working capital purposes, acquisition financing, letters of credit and the refinancing of outstanding borrowings. The facility consists of a two year $8,500,000 revolving line of credit and a five year $2,500,000 term loan. Borrowings under the line of credit are subject to meeting certain borrowing base requirements. Upon maturity, up to $4,000,000 of borrowings for acquisition financing under this line convert to a five year term loan. At July 31, 1997, the company's availability under the line of credit was approximately $4,920,000.

The $2,500,000 term loan is payable in equal monthly principal installments of $42,000 beginning February 1997. The company's existing and committed credit facilities are secured and collateralized by accounts receivable, equipment, cash, general intangibles, contract rights, and proceeds thereof. In addition, the company has agreed with the bank under the credit facilities to certain financial and non-financial restrictive covenants, which include, among other things, minimum levels of tangible net worth, minimum cash flow coverage ratios, maximum ratio of indebtedness to earnings, restrictions on capital expenditures, restrictions on common stock repurchases, and restrictions on future mergers, consolidations, acquisitions or joint ventures. At July 31, 1997, the company was in compliance with its covenants.



PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There were no material developments during the three months ended
July 31, 1997, in certain Florida litigation to which the company is a party that was first described in Item 1 of the company's quarterly report on Form 10-Q for the three months ended January 31, 1997.

Item 5. Other Information

Effective July 1, 1997, Gary F. Hentschel was promoted to President and Chief Operating Officer of the company. Hentschel served as Chief Operating Officer since joining the company in July 1996.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The exhibits listed in the Exhibit Index on page 14 (which Exhibit Index is incorporated herein by reference) are filed as part of this report.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed by the company during the three months ended July 31, 1997.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PERSONNEL MANAGEMENT, INC.

Dated:      September 11, 1997        By:  /s/ Robert R. Millard
                                      --------------------------
                                      Robert R. Millard, Vice
                                      President of Finance and
                                      Administration (Principal
                                      Financial Officer and
                                      Authorized Signatory)

   EXHIBIT INDEX

Exhibit No.    Description of Exhibit

   10.1        Amended Schedule of Options
               Granted Under 1994 Director
               Stock Option Plan

   10.2        1994 Director Stock Option Plan
               (As amended May 19, 1997, subject to
               shareholder approval)

   11.1        Statement Re: Computation of
               Earnings Per Share for the Three
               Months Ended July 31, 1997

   11.2        Statement Re: Computation of
               Earnings Per Share for the Nine
               Months Ended July 31, 1997

   27          Financial Data Schedule