Form 10-K
period 1997-10-31
PERSONNEL MANAGEMENT INC
filed 1998-01-29
CIK 916606

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 1997

          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number 0-23144

                           PERSONNEL MANAGEMENT, INC.
             (Exact name of registrant as specified in its charter)


Indiana                                     35-1671569
(State or other jurisdiction of I.R.S.)    (Employer incorporation or
                                            organization Identification No.)

1499 Windhorst Way, Suite 100
Greenwood, Indiana                          46143
(Address of principal executive offices)    (Zip Code)

Issuer's telephone number:                   (317) 888-4400

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, no par value

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes [X]            No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.       [  ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 405, 17 CFR 230.405.): $14,089,728 (approx.) valued at the average of the last sale price of $12.00 per share on January 23, 1998 (assuming solely for this purpose that all executive officers, directors, and persons believed to beneficially own 10 percent or more of the Registrant's common stock were affiliates and that all other shareholders were non-affiliates).

Indicate the number of shares outstanding of each of the registrants classes of common stock, as of the latest practicable date: 2,032,918 Common Shares as of January 23, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Registrant's 1997 Annual Report to Shareholders are incorporated by reference into Part II of this Report, and portions of the Registrant's Proxy Statement, to be filed pursuant to Regulation 14A within 120 days of the close of the Registrant's fiscal year, are incorporated by reference into Part III of this Report.

                                     PART I

                                ITEM 1. BUSINESS.

                                    Overview

     Personnel Management, Inc., an Indiana corporation, provides temporary and long-term staffing services to businesses located throughout most of Indiana, portions of northern Kentucky, Atlanta, Georgia, and Jacksonville and Tampa, Florida. The Company's staffing business primarily involves providing temporary employees to industrial clients, although it also provides clerical, technical and professional temporary staffing and long-term placement services.

     The Company has grown rapidly through the opening of new branch offices and by acquisitions of other staffing businesses since it commenced operations as a provider of staffing services in central Indiana in 1986. The Company purchased staffing businesses operating in southwestern Florida and in northern and southern Indiana during its fiscal year ended October 31, 1994. During its fiscal year ended October 31, 1996, the Company acquired a staffing business in Atlanta, Georgia, and a staffing business in Jacksonville, Florida. The business operations in Atlanta provide mostly clerical staffing services, while the business in Jacksonville provides clerical and warehousing staffing services to its customers.

     The Company acquired on March 17, 1997, the assets of Garner-Scott Enterprise, Inc., a staffing business based in Madison, Indiana and Carrollton, Kentucky. The acquired business operations provide predominately light industrial staffing services. On March 24, 1997, the Company acquired the assets of First In Temporaries, Inc.'s Louisville, Kentucky staffing operations. The acquired business operations provide clerical and light industrial staffing services. The Company acquired on April 25, 1997 a minority equity investment in Adminiserve, Inc., a professional employer organization based in Greenwood, Indiana. Management intends to pursue a strategy of acquiring other staffing companies, opening new staffing offices and expanding its services to client companies.

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

     The staffing industry has grown rapidly as a result of cyclical economic trends as well as changing attitudes and approaches to staffing. Demand for temporary employees has historically been driven by a need to temporarily replace full-time workers due to illness, vacation or abrupt termination. More recently, temporary staffing has been widely accepted as a valuable tool for managing personnel costs as an increasing number of businesses staff their organizations with a core level of full-time personnel and utilize temporary workers to accommodate fluctuating staffing requirements. Organizations have also begun using temporary staffing to reduce administrative overhead by outsourcing operations that are not part of their core business functions.

     Demand for the Company's temporary employment services may be significantly affected by the general level of economic activity in the territories served by the Company. Traditionally, when economic activity increases, temporary employees are often added before full-time employees are hired. However, as economic activity slows, many companies historically reduce their utilization of temporary employees prior to undertaking layoffs of their full-time employees. Due to the growth in the staffing industry and changing patterns of employment, temporary employees are increasingly becoming a permanent part of the employment force of many companies.

                             The Company's Services

     All temporary employees are placed on the Company's payroll and the Company therefore assumes responsibility for all employee-related expenses, including workers' compensation, payroll taxes, unemployment compensation insurance, and general payroll expenses. The Company bills its clients for the hourly wages paid to the temporary employee placed with the client, plus a negotiated markup. Because the Company pays it temporary employees only for the hours actually worked, these wages are a variable cost that increases or decreases in proportion to revenues. The Company also generates fee income from the placement of staff in long-term positions with clients.

     In addition to the cost of services (which, as indicated above, consists primarily of payroll and related expenses), the Company's operating expenses are classified as general and administrative (which are those costs associated with the Company's administrative and branch offices, including management, account representative and support staff compensation, rent, office expenses, applicant recruiting expenses, and legal, accounting and other professional expenses) and selling expenses (which consist primarily of compensation of the Company's sales staff, advertising expenses, promotion expenses, and sales-related travel expenses).

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

     The Company provides its clients with many human resource services on an as-needed basis. These services include wage rate information, employee regulation advice (such as information on the Americans with Disabilities Act), workplace safety advice and occasional seminars on various employee and employment topics.

     The Company believes that the high quality of its services has been a significant factor in its ability to attract, satisfy and retain clients. The Company offers clients the benefits of its "temp-to-perm" program. This program allows a client to use a temporary employee for a specified period at regular billing rates and then to hire the temporary employee, if so desired, with no extra charges. Thus, the client has the opportunity to monitor and evaluate the temporary employee's performance with no hiring obligation. On request, the Company also provides placement services for clerical and professional positions on a fee basis.

     The Company's "Vendor on Premise" program includes twelve major clients, or approximately 25% of total Company revenues, as of the end of fiscal 1997. Under this program, the Company assumes the administrative responsibilities for coordinating all temporary staffing services at a client's locations. This enables the Company's personnel to work on-site as a partner with its clients and it also allows the Company to establish long-term client relationships, which result in a more stable source of revenue.

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

     The Company's administrative subsidiary provides many centralized functions that allow the decentralized branch offices to operate more efficiently. These functions include recruiting internal staff, workers' compensation and other insurance services, training, payroll, billing, accounts payable, purchasing, credit and collections, accounting, management information systems and other administrative support.

     At the end of fiscal 1997, the Company commenced the ISO 9002 certification process which will provide assurance to our clients that quality management procedures are in place. The Company expects to certify its administrative subsidiary and four to six branch offices by late fiscal 1998.

     The Company's computer system was installed in 1993 and allows employees in branch offices and the administrative and corporate office to maintain and have access to important Company-wide information on clients, applicants, temporary staff on assignment and other related information. Most importantly, the system automates most branch office operations, thus minimizing manual record keeping and allowing any Company employee at any Company location to retrieve information on any of the Company's thousands of applicants on file. This allows the account representatives to scan, sort and analyze applicants for the possibility of filling a job order through the numerous characteristics by which each applicant could be identified.

                          Clients, Marketing and Sales

     The sales staff utilizes various sales techniques such as personal sales calls, TV, radio, print and billboard advertising, printed materials for mailing, promotional video tapes, and personal appearances and support at business and civic functions. To evaluate a new sales prospect, the sales staff performs investigatory procedures, including a review of the prospect's credit history information, workers' compensation experience, and safety programs. In addition, the sales staff completes an internally developed bill rate sheet that provides the sales staff and branch office management a summary of the projected profitability to the Company of the prospective business.

     Through these analyses and reviews, the sales staff attempts to ascertain significant risks and the probable profitability of each new account. This approach permits the Company to identify, attract and retain the most profitable accounts, rather than obtaining sales merely to capture more market share.

                       Temporary Employees and Recruiting

     As of October 31, 1997, the Company had approximately 5,400 temporary employees on assignment with clients. During the year ended December 31, 1997, the Company employed approximately 34,400 temporary employees. This figure is estimated based on the number of wage statements on Form W-2 sent to employees for calendar 1997. The number of employees on assignment at any given time can vary significantly depending on special project needs, seasonality and other factors.

     The  Company's   temporary   employees  are  not  represented  by  a  labor
organization. The Company believes that its relations with temporary employees are good.

     The Company generally has found it easier to recruit and retain highly qualified personnel during periods of higher unemployment and expects that it will have to devote increasing resources to locating new highly qualified employees if the recent lower rates of unemployment continue. Additional resources devoted to recruiting and retention of temporary personnel during fiscal 1997 include a comprehensive benefit program consisting of health, life insurance, vacation and holiday benefits, and the hiring of a national recruiting director to conduct andz assist branch personnel in their recruiting efforts. Although the Company's competitors, as well as its clients, similarly experience increased recruiting and hiring expenses in periods of low unemployment, the Company may be unable to pass on the full amount of such increased costs in the form of higher prices for its staffing services. Such inability would result in lower net income.

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

                              Year 2000 Compliance

     The Year 2000 issue arises with computer software that has been designed without considering the impact of the upcoming change in the century and, therefore, cannot distinguish between years such as 1900 and 2000. The vendor of the software used by the Company and its subsidiaries to manage staffing functions has informed the Company that it is evaluating the software to determine what modifications will be needed to address Year 2000 issues. The vendor has assured the Company that such evaluation and any modifications will be completed by early 1999. The Company does not anticipate that the cost of correcting any Year 2000 issues will be material to its financial condition or results of operations; if, however, Year 2000 issues are not resolved in a timely manner or require substantial expenditures, the Company's business, financial condition and/or results of operations could be adversely affected. The preceding sentence is a forward-looking statement; a variety of factors could cause the financial impact of resolving Year 2000 issues to differ materially from the immaterial impact that is presently expected.

                                   Regulation

     Each of the Company's branch offices may be subject to licensure as an employment agency under the laws of the various states in which such offices may from time to time be located. Compliance with such licensure laws has not had a material adverse effect upon the Company.

                 Workers' Compensation and Other Employee Costs

     The Company is required to pay unemployment insurance premiums and workers' compensation for its temporary employees. Unemployment insurance premiums are subject to increase or decrease as a result of, among other things, changes in levels of unemployment or periods for which unemployment benefits may be available under applicable laws and the Company's unemployment experience. Workers' compensation costs are subject to increase or decrease as a result of changes in the Company's loss experience rating and applicable state workers' compensation laws.

     The Company's workers' compensation insurance is subject to a $250,000 deductible per occurrence, and an unlimited aggregate annual deductible. There is no guarantee that the Company will be able to obtain renewal coverage in amounts and types desired at reasonable premium rates or that premiums for existing insurance will not be adjusted by the insurance carriers based on future claims experience.

     The Company's workers' compensation insurance carriers have required the Company to cause its bank lender to issue irrevocable letters of credit to assure the Company's ability to pay injured workers in accordance with state workers' compensation regulations. At October 31, 1997, these letters of credit aggregated $900,000 and they reduce the amount available to the Company from its bank lender under its credit facility.

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

     The Company has reserved $1,024,000 as of October 31, 1997 for pending claims. Although there can be no assurance that the Company's actual future workers' compensation obligations for claims pending as of October 31, 1997, will not exceed the amount of its workers' compensation reserves, management believes the recorded reserve is adequate.

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

                     Management, Sales and Support Personnel

     The Company employed approximately 216 regular full-time (internal staff) employees as of October 31, 1997. The Company's regular employees are not represented by a labor organization and the Company believes that its employee relations are good.

                                   Competition

     The staffing industry is highly competitive and has low entry barriers for companies wishing to enter the business. The Company faces intense competition from large national, international, regional and local companies and newly established companies. The Company's competitors include companies such as Manpower, Inc., Kelly Services, Inc., The Olsten Corporation and AccuStaff Incorporated, which are national in scope and have substantially greater financial and marketing resources than the Company.

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

ITEM 2. PROPERTIES.

     The Company provides temporary staffing services through 41 branch offices in Indiana, Florida, Kentucky and Georgia as of October 31, 1997. All of these offices are leased by the Company under short-term leases typically on three- to five-year original terms. The Company's Columbus, Rushville, Franklin, and Shelbyville, Indiana offices are leased from JBD Real Estate, Inc. (a corporation that is owned by Don R. Taylor, the Chief Executive Officer of the Company, a Director, and a significant shareholder of the Company). The Company does not expect that maintaining or finding suitable office space at reasonable rates in the above market locations or in areas where the Company anticipates expanding will be difficult.

     The Company's executive and administrative office is presently located in approximately 9,000 square feet of leased space in Greenwood, Indiana (a south suburb of Indianapolis) under a lease expiring in 1999.

ITEM 3. LEGAL PROCEEDINGS.

     As previously reported, the Company and certain of its subsidiaries have been named Defendants in a lawsuit pending in the Hillsborough County Circuit Court (13th Judicial Circuit,f Florida) under the caption Liberty Mutual Insurance Co. vs. Allen Staffing Inc., et al. (Case No. 97C452). This action was filed January 22, 1997 against certain Florida temporary staffing companies (the "Porter Temporary Companies"); R. Gale Porter and other entities and individuals associated with the Porter Temporary Companies; and the Company and certain of its subsidiaries. The Company acquired substantially all the operating assets of certain of the Porter Temporary Companies effective July 4, 1994.

     Plaintiff Liberty Mutual alleges in its Amended Complaint that premiums for workers' compensation insurance charged to the Porter Temporary Companies for certain policy periods ended prior to July 4, 1994 were undercharged on the basis of fraudulent misrepresentations or omissions by the Porter Temporary Companies in their applications for workers' compensation insurance. Liberty Mutual seeks damages from the Company and its subsidiaries for alleged breach of contract, alleged fraud in the inducement, and alleged violations of Florida statutes, by the Porter Temporary Companies in the amount of the alleged earned but unpaid premium of approximately $1,402,000 plus unspecified additional damages, or, in the alternative, ten times the amount of the premium underpaid pursuant to Florida statutory provisions, plus punitive damages, attorney's fees, costs and interest. Liberty Mutual claims that the Company should be held liable for these alleged pre-acquisition obligations of the Porter Temporary Companies on the alternative theories that (a) the continued operation by the Company of the businesses of the Porter Temporary Companies at the same location and under the same management personnel constitutes a mere continuation of the business, and/or (b) the sale of the assets to the Company was a fraudulent effort to avoid debts and liability incurred by the Porter Temporary Companies.

     In the agreement by which it acquired the assets of the Porter Temporary Companies, the Company expressly disclaimed that it was assuming any obligation whatsoever with regard to the Porter Temporary Companies' undisclosed liabilities. The Company intends to vigorously defend the lawsuit and has filed a motion to dismiss the amended claims made against it and its subsidiaries, and a motion to strike Liberty Mutual's attorney's fees, punitive damages, and "ten fold" penalty demands. Although due to the early stage of this lawsuit, the Company has not undertaken any comprehensive evaluation of Liberty Mutual's claims, and although there can be no such assurance, the Company does not expect that resolution of this lawsuit will have a material adverse impact upon the Company's consolidated financial condition or results of operations. The preceding sentence is a forward-looking statement; as with any litigation, a variety of factors could cause the financial impact of the resolution of this lawsuit to differ materially from the immaterial impact that is presently expected, including the possibility that relevant facts or law may exist that are presently unknown to Company management.

     The Company, its Chief Executive Officer and the Company's former chief financial officer have been named defendants in a complaint filed under the caption James H. Wright and V. Gene Wright v. Personnel Management, Inc., James
E. Burnette, and Don R. Taylor, on December 12, 1997, in Marion County Circuit Court, Indianapolis, Indiana (Cause No. 49CO19712 CP2844). The complaint was filed by two investors who are seeking damages for trading losses they claim they incurred in 1995 as a consequence of alleged misstatements. The plaintiffs seek damages of approximately $600,000 plus interest, attorney's fees, punitive damages, and treble damages. The Company intends to vigorously defend the lawsuit. Although, due to the early stage of this lawsuit, the Company has not undertaken any comprehensive evaluation of the claims, and although there can be no such assurance, the Company does not expect that resolution of this lawsuit will have a material adverse impact upon the Company's consolidated financial condition or results of operations. Management believes that any potential loss resulting from this lawsuit would be substantially covered by insurance. The preceding sentences are forward-looking statement; as with any litigation, a variety of factors could cause the financial impact of the resolution of this lawsuit to differ materially from the immaterial impact that is presently expected, including the possibility that relevant facts or law may exist that are presently unknown to Company management.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the quarter ended October 31, 1997.

SPECIAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information relating to the executive officers of the Company as of January 1, 1998.

Name                        Age          Offices Held
Don R. Taylor               50           Chief Executive Officer
Gary F. Hentschel           39           President and Chief Operating Officer
Robert R. Millard           40           Vice President of Finance and
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

     Mr. Taylor had served as both President and Chief Executive Officer of the Company since its founding in 1986. Effective July 1, 1997, Mr. Taylor resigned as President and Mr. Hentschel was appointed to that office.

     Mr. Hentschel has served as Chief Operating Officer since July 1996, and effective July 1, 1997, he was also named President. From 1994 to July 1996, Mr. Hentschel had served as Executive Vice President for KeyBank, and prior to 1994, he had served as Senior Vice President of KeyBank.

     Mr. Millard was appointed Chief Financial Officer and Vice President of Finance and Administration in February 1996. From July 1991 to February 1996, Mr. Millard had served as Corporate Controller for Lacy Diversified Industries, Ltd. Mr. Millard also serves as Secretary and Treasurer of the Company.

                                     PART II

         The information for Items 5 through 8 of this Report appears in the 1997 Annual Report to Shareholders (on the pages and under the captions indicated) and is incorporated herein by reference from the Annual Report to Shareholders (page numbers refer to the pages as numbered in Exhibit 13 attached to this Report):

ITEM 5. MARKET FOR THE CORPORATION'S COMMON SHARES AND RELATED SECURITY HOLDER MATTERS

         Annual Report to Shareholders                              Page
         Common Stock                                                24

ITEM 6. SELECTED FINANCIAL DATA

          Annual Report to Shareholders                              Page
          Selected Financial and                                      1
          Operating Data

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Annual Report to Shareholders                              Page
          Management's Discussion and                             2 through 6
          Analysis of Financial Condition
          Results of Operations

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Annual Report to Shareholders                              Page
          Report of Independent Auditors                              7
          Consolidated Balance Sheets                                 8
          Consolidated Statements of Income                           9
          Consolidated Statements of Cash Flows                       10
          Consolidated Statements of Shareholders'                    11
            Equity
          Notes to Consolidated Financial                       12 through 22
            Statements

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information required in response to this Item 9 was previously reported on a Form 8-K dated October 24, 1997, and filed on October 28, 1997, as amended by an amended Form 8-K dated November 3, 1997, and filed on November 7, 1997, and a Form 8-K dated November 20, 1997, and filed on November 24, 1997.

                                    PART III

     Except as set forth below in "Directors and Executive Officers of the Corporation," the information for Items 10 through 13 of this Report is incorporated herein by reference from the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held March 5, 1998, which will be filed with the Commission pursuant to Regulation 14A on or about February 16, 1998.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

     The information required by this item relating to Executive Officers is found under the heading "Special Item. Executive Officers of the Registrant" in
Part I of this Report. The information required by this item relating to Directors will be included under the caption "Election of Directors" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held March 5, 1998, which will be filed with the Commission within 120 days of the end of the Registrant's fiscal year and is incorporated by reference in this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item will be included under the captions "Executive Compensation," "Report of the Compensation Committee of the Board of Directors on Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Performance Graph," and "Certain Transactions," in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held March 5, 1998, which will be filed with the Commission within 120 days of the end of the Registrant's fiscal year and is incorporated by reference in this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will be included under the captions "Election of Directors" and "Principal Owners of Common Shares" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held March 5, 1998, which will be filed with the Commission within 120 days of the end of the Registrant's fiscal year and is incorporated by reference in this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The  information  required by this item will be included  under the caption
"Certain Transactions" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held March 5, 1998, which will be filed with the Commission within 120 days of the end of the Registrant's fiscal year and is incorporated by reference in this Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The financial statements and documents listed below are filed as part of this Report.

         (a)1.  Financial Statements

         The following financial statements are incorporated by reference from the 1997 Annual Report to Shareholders as indicated (page numbers refer to the pages as numbered in Exhibit 13 attached to this Report).

                  Annual Report to Shareholders                        Page
                  Report of Independent Auditors                         7
                  Consolidated Balance Sheets as of                      8
                       October 31, 1997 and 1996
                  Consolidated Statements of Income for                  9
                       the years ended October 31, 1997,
                       1996 and 1995
                  Consolidated Statements of Cash Flows                  10
                       for the years ended October 31,
                       1997, 1996 and 1995
                  Consolidated Statements of                             11
                       Shareholders' Equity for the
                       years ended October 31, 1997,
                       1996 and 1995
                  Notes to Consolidated Financial
                       Statements                               12 through 22

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

         (b) Reports on Form 8-K.

     During the quarter ended October 31, 1997, the following reports on Form 8-K were filed:

   Date Filed             Item Number                   Description
    10/28/97                 4               Reported on dismissal of Price
                                             Waterhouse LLP as independent
                                             accountants

     11/7/97                 4               Amended previous report to attach
                                             letter from Price Waterhouse LLP
                                             dated November 3, 1997, as an
                                             exhibit

    11/24/97                 4               Reported engagement of Ernst &
                                              Young LLP on November 20, 1997

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

                                                PERSONNEL MANAGEMENT, INC.


                                             By /s/ Don R. Taylor
                                                -------------------------
                                                 Don R. Taylor,
                                                 Chief Executive Officer

                                                 Date:  January 29, 1998

         In accordance with the Exchange Act, this report was signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Don R. Taylor         Chief Executive Officer          January 29, 1998
Don R. Taylor            (Principal Executive Officer);
                          Director


/s/ Robert R. Millard     Vice-President --                January 29, 1998
Robert R. Millard         Finance & Administration
                         (Principal Accounting Officer and
                          Principal Financial Officer)


------------------------   Director                         January 29, 1998
Joseph C. Cook


------------------------   Director                         January 29, 1998
Max K. DeJonge


/s/ David L. Swider        Director                         January 28, 1998
David L. Swider


/s/Richard L. VonDerHaar   Director                         January 29, 1998
Richard L. VonDerHaar

                                  EXHIBIT INDEX
                    (IDENTIFYING EXECUTIVE COMPENSATION PLANS
                                AND ARRANGEMENTS)

         Executive                       Incorporated            Compensation
Exhibit  Description of                  SB-2 Exhibit            Plans and
Number   Exhibit                         Number*                 Arrangements**

3.1      Restated Articles of             3.1
         the Company*

3.2      Restated Bylaws of the           3.2
         Company*

4.1      Third Amended and Restated       N/A
         Credit Facility and
         Security Agreement, dated
         January 21, 1997, by and
         among the Registrant, PMI
         Administration, Inc.,
         PMI LP I, PMI LP II and
         KeyBank National
         Association.  The copy of
         this document filed as
         Exhibit 4.2 to the
         Company's Form 10-K for
         the fiscal year ended
         October 31, 1996, is
         incorporated by reference.

10.1     Employment Agreement             10.1                         X
         between the Company and
         Don R. Taylor, dated
         January 1, 1994*

10.2     Employment Agreement             10.2                         X
         between the Company and
         Elizabeth McFarland,
         dated January 1, 1994*


10.3     Asset Purchase Agreement          N/A
         dated January 24, 1996, by
         and among PMI LP II, Progressive
         Personnel II, Inc., Dan K. Wilson,
         and David K.  Wilson.  The copy
         of the exhibit filed as Exhibit 2.1
         to the Registrant's Current Report
         on Form 8-K dated  February  5, 1996,
         is incorporated herein by reference.

10.4     First Amendment to                 N/A                       X
         Employment Agreement between
         the Company and Don R. Taylor,
         dated September  12, 1995.
         The copy of this exhibit filed
         as Exhibit 10.4 to the  Company's
         Form 10-KSB for the fiscal year
         ended October 31, 1995,
         is incorporated by reference.


10.5     Second Amended and                 N/A
         Restated Credit Facility
         and Security Agreement
         dated November 29,
         1995, by and between the
         Registrant, PMI
         Administration, Inc.,
         PMI LP I, PMI LP II, and
         Society National Bank,
         Indiana. The copy of this
         exhibit filed as Exhibit 4
         to Registrant's Current
         Report on Form 8-K dated
         February 5, 1996 is
         incorporated herein by reference.

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
         Company and Don R. Taylor
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
         Key Employees. The copy of
         this exhibit filed as
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

10.32    Description of Certain                      N/A               X
         Compensatory Plans,
         Contracts or Arrangements
         (all such plans, contracts
         or arrangements are filed
         as exhibits to this Form 10-K).

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


10.43    Commitment letter for                         N/A
         $700,000 overline credit
         facility from Society National
         Bank,  Indiana, to the Company
         dated  September 1, 1995. The
         copy of this exhibit filed
         as Exhibit 10.4 to the Company's
         Form 10-QSB for the quarter ended July
         31, 1995, is incorporated incorporated
          by reference.

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

10.46    Employment Agreement between                N/A                 X
         the Company and Robert R.
         Millard,  dated  February 5,
         1996.  The copy of this  exhibit
         filed as Exhibit 10.4 to the
         Company's  Form 10-Q for the
         quarter ended quarter
         ended April 30, 1996 is
         incorporated by reference.

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

10.58    Asset Purchase Agreement,                   N/A
         dated March 17, 1997, by and
         among PMI LP I, Garner Scott
         Enterprise, Inc., Donald W.
         Garner and Shirley A. Garner
         (schedules and exhibits omitted).

10.59    Asset Purchase Agreement, dated             N/A
         March 24, 1997, by and among PMI LP
         I, First in  Temporaries,  Inc.,
         and Frank L. Hartman  (schedules  and
         exhibits omitted)

10.60    Waiver,  dated February 17, 1997,           N/A
         of certain  provisions in Change
         Control Severance Benefits Agreement, dated November 8, 1995, between the Company and Don R. Taylor

10.61    Waiver,  dated February 17, 1997,           N/A
         of certain  provisions in Change
         Control Severance Benefits Agreement,
         dated July 15,1996, between
         the Company and Gary F. Hentschel

10.62    Waiver,  dated February 17, 1997,
         of certain  provisions in Change
         Control  Severance  Benefits  Agreement,
         dated  February 5, 1996,
         between the Company and Bob Millard          N/A

11       Statement Re: Computation                    N/A
         of Per Share Earnings

13       Registrant's 1997 Annual Report to           N/A
         Shareholders (portions incorporated
         by reference).

21       List of Subsidiaries                         N/A

23       Consent of Ernst &                           N/A
         Young LLP to
         incorporation by
         reference of audit
         report into Form S-8
         Registration Statement.

27       Financial Data Schedule                      N/A


*Indicates exhibits incorporated by reference from the Company's Registration Statement on Form SB-2 (No. 33-72872C) originally filed December 13, 1993, as amended.

** Indicates exhibits that describe or evidence all management contracts or compensatory plans or arrangements required to be filed as exhibits to this report.