Form 10-Q
period 1998-01-31
PERSONNEL MANAGEMENT INC
filed 1998-03-17
CIK 916606

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED JANUARY 31, 1998.

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

Class                          Outstanding at March 13, 1998
Common Stock, without par value             2,048,771 shares

                 PERSONNEL MANAGEMENT, INC.
                            INDEX


PART I - FINANCIAL INFORMATION

     Item 1 -  Consolidated Financial Statements
               (Unaudited)

          Condensed Consolidated Balance Sheets
          at January 31, 1998 and October 31, 1997      3

          Condensed Consolidated Statements of
          Income for the three months ended
          January 31, 1998 and 1997                     4

          Condensed Consolidated Statements of
          Cash Flows for the three months ended
          January 31, 1998 and 1997                     5

          Notes to Condensed Consolidated
          Financial Statements                        6-8

     Item 2 -  Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                         9-12

     Item 3 -  Quantitative and Qualitative
               Disclosures About Market Risk           12


PART II - OTHER INFORMATION

     Item 1 -  Legal Proceedings                       12

     Item 2 -  Changes in Securities                   13

     Item 4 -  Submission of Matters to a Vote of
               Security Holders                        13

     Item 6 -  Exhibits and Reports on Form 8-K        14


SIGNATURE                                              14


EXHIBIT INDEX                                          15

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                   PERSONNEL MANAGEMENT, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS

                                             January 31,  October 31,
                                                1998         1997
                                            (unaudited)
                              ASSETS
CURRENT ASSETS
 Cash                                        $   164,985  $   182,980
 Accounts receivable, net                      7,717,413   10,004,512
 Current portion of notes receivable              62,211       72,211
 Income taxes receivable                          17,296       17,296
 Prepaid expenses                                214,115      180,126
 Deferred tax asset                              515,500      515,500
 Other current assets                            105,196       78,633
 Total current assets                          8,796,716   11,051,258

Property and equipment, net                    1,290,313    1,300,637

Notes receivable, shareholder                    564,162      552,600
Goodwill, net                                  7,273,396    7,219,984
Other                                            169,125      146,337

 Total assets                                $18,093,712  $20,270,816

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Cash overdraft                              $    72,498  $ 1,100,511
 Bank line of credit                             189,000            -
 Accounts payable                                385,613      331,661
 Accrued compensation and benefits             2,139,984    2,536,924
 Accrued workers' compensation claims          1,050,892    1,024,035
 Income taxes payable                             20,028      125,228
 Other current liabilities                       189,933      236,803
 Current portion of notes payable                500,000      532,732
 Total current liabilities                     4,547,948    5,887,894

 Notes payable                                 2,060,986    3,349,987
 Deferred tax liability                          173,200      173,200

SHAREHOLDERS' EQUITY
 Common stock                                  8,151,671    7,924,994
 Retained earnings                             3,159,907    2,934,741
 Total shareholders' equity                   11,311,578   10,859,735

 Total liabilities and shareholders' equity  $18,093,712  $20,270,816

See accompanying notes.

                   PERSONNEL MANAGEMENT, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (unaudited)

                                           Three months ended
                                               January 31,
                                            1998        1997
Revenues                                $20,240,898  $16,626,425

Cost of services                         16,335,430   13,387,427

 Gross margin                             3,905,468    3,238,998

Operating expenses:
 General and administrative               3,157,245    2,695,114
 Selling                                    175,131       82,186
 Amortization of goodwill                   106,403       91,473
                                          3,438,779    2,868,773

Income from operations                      466,689      370,225

Interest expense, net                       (67,723)     (46,583)

Income before income taxes                  398,966      323,642

Income taxes                                173,800      155,300

Net income                               $  225,166   $  168,342


Basic net income per share               $     0.11   $     0.08

Diluted net income per share             $     0.11   $     0.08


Weighted average shares outstanding:
  Basic                                   2,030,654    2,020,156
  Diluted                                 2,104,352    2,033,024


See accompanying notes.

                   PERSONNEL MANAGEMENT, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited)

                                             Three months ended
                                                 January 31,
                                              1998        1997
OPERATING ACTIVITIES:
Net income                                 $  225,166  $  168,342
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Amortization of goodwill                     106,403      91,473
 Depreciation                                 125,753      95,013
 Deferred income taxes                              -     (26,000)
 Interest on shareholder loan                 (11,562)    (10,837)
 Changes in operating assets and
   liabilities:
   Accounts and notes receivable            2,297,099   1,111,826
   Prepaid expenses and other assets          (83,340)    (82,460)
   Accounts payable                            53,952     (96,902)
   Accrued liabilities and other payables    (522,153) (1,022,115)
 Net cash provided by operations            2,191,318     228,340

INVESTING ACTIVITIES:
 Payments under earnout provisions of
   acquisition agreements                    (159,815)    (13,025)
 Purchases of property and equipment         (115,429)   (121,290)
 Net cash used by investing activities       (275,244)   (134,315)

FINANCING ACTIVITIES:
 Proceeds from exercises of stock options     175,280           -
 Repayment of officer loan                     51,397           -
 Net change in bank overdrafts             (1,028,013)    482,030
 Payments on notes payable                   (157,733)    (30,434)
 Net payments on line of credit              (975,000)   (350,000)
 Net cash provided (used) by
   financing activities                    (1,934,069)    101,596

 Increase (decrease) in cash                  (17,995)    195,621
 Cash at beginning of period                  182,980     180,462
 Cash at end of period                     $  164,985  $  376,083


See accompanying notes.

                  PERSONNEL MANAGEMENT, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       JANUARY 31, 1998
                          (unaudited)


1.   Basis of Presentation

The Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), has prepared the accompanying financial statements. This Report on Form 10-Q should be read in conjunction with the Company's financial statements and notes thereto for the year ended October 31, 1997 included in the Company's 1997 Annual Report to Shareholders. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. Especially because of the seasonality of the Company's business, the results for the three months ended January 31, 1998 are not necessarily indicative of the results to be expected for the full year. The financial statements include the combined financial position, operations and cash flows for Personnel Management, Inc. and its wholly-owned subsidiaries, hereafter referred to as "the Company".


2.   Net Income Per Share

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" during the period. SFAS No. 128 replaced the previously reported primary and fully diluted net income per share with basic and diluted net income per share. Unlike primary net income per share, basic net income per share excludes any dilutive effects of options and warrants. In accordance with SFAS No. 128, net income per share for prior year periods has been presented, and where necessary, restated. Previously reported net income per share amounts were not materially affected by the adoption of SFAS No. 128.

The following table sets forth the computation of basic and diluted net income per share:

                                               Three months ended
                                                  January 31,
                                               1998          1997
Numerator for both basic and diluted
  net income per share:
  Net income                                  $ 225,166     $ 168,342

Denominator:
  Denominator for basic net income per
    share - weighted-average shares           2,030,654     2,020,156

  Effect of dilutive securities:
    Employee stock options                       63,698         2,868
    Warrants                                     10,000        10,000
  Dilutive potential common shares               73,698        12,868

  Denominator for diluted net income per
    share - adjusted weighted-average shares  2,104,352     2,033,024

Basic net income per share                    $    0.11     $    0.08

Diluted net income per share                  $    0.11     $    0.08



Options to purchase 25,234 shares of common stock at prices ranging from $12.21 to $16.73 per share were outstanding during the three months ended January 31, 1998 but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.


3.   Commitments and Contingencies

In the ordinary course of business, the Company may, from time to time, be charged for allegations of discrimination or other employment related claims by temporary employees. There are no cases of this nature pending or threatened, individually or in the aggregate, that management believes will result in a material loss.

In January 1997, the Company was named in a lawsuit by an insurance carrier against certain Florida staffing companies acquired by the Company in 1994. The plaintiff alleges breach of contract and tort causes of action for underpayment of workers' compensation insurance premiums in the amount of $1,402,000 plus unspecified damages. The Company denies the validity of the plaintiff's claims. The agreement by which the Company acquired the staffing companies specifically disclaims any obligation with regard to undisclosed liabilities of the acquired staffing companies. Management regards as unlikely that the outcome of this action will have a material adverse effect upon the Company's financial condition or results of operations. Accordingly, no provision has been recorded in the accompanying financial statements.

On December 12, 1997, the Company, its Chief Executive Officer and the Company's former Chief Financial Officer were named defendants in a complaint filed by two investors who are seeking damages for trading losses they claim they incurred in 1995 as a consequence of alleged misstatements. The plaintiffs seek damages of approximately $600,000 plus interest, attorney's fees, punitive damages, and treble damages. The Company intends to vigorously defend the lawsuit. Management believes that any potential loss resulting from this action would be substantially covered by insurance. Management regards as unlikely that the outcome of this lawsuit will have a material adverse effect upon the Company's financial condition or results of operations. Accordingly, no provision has been recorded in the accompanying financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's 1997 Annual Report to Shareholders.

SELECTED INCOME STATEMENT COMPARISONS

REVENUES. For the three months ended January 31, 1998, revenues increased $3,614,000 or 21.7% from $16,626,000 in fiscal 1997 to $20,241,000. Internal revenue growth, which excludes acquired offices, was $2,725,000 or 16.4% over the prior year period. Revenue increases from offices open more than one year amounted to $2,324,000 or 14.0% over the prior year period. The remainder of the increase in revenues of $1,290,000 or 7.7% came from acquired branches and offices opened within the last year.

GROSS MARGIN. Gross margin is defined by the Company as revenues less the cost of providing services, which includes hourly wages of temporary employees, employer payroll taxes, benefits for temporary employees and workers' compensation costs. Gross margin for the three months ended January 31, 1998, was $3,905,000 or 19.3% of revenues. This compares to $3,239,000 or 19.5% of revenues for the corresponding period in fiscal 1997. The increase in gross margin of $666,000 or 20.6% was primarily due to increased revenues. The decline in gross margin as a percent of revenues was primarily attributable to the costs associated with the benefit program for temporary employees that became effective in January 1997. These expenses were partially offset by slightly lower workers' compensation costs measured as a percent of revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") for the three months ended January 31, 1998 were $3,332,000 or 16.5% of revenues compared to $ 2,777,000 or 16.7% of revenues in the corresponding prior year period. The increase in SG&A expenses of $555,000 or 20.0% was primarily associated with expenses related to acquired branches and offices opened within the last year which amounted to $240,000 or 43.2% of the increase in SG&A expense. Increases in SG&A expenses from offices open more than one year amounted to $315,000 or 11.3% over the prior year period. This increase in expense was associated with increased revenues, higher selling expenses related to an increase in marketing efforts and sales staff, data processing expenses related to converting all offices to common systems in fiscal 1997, and increased professional fees. These increases in SG&A expenses were offset by lower bad debt expense.

AMORTIZATION OF GOODWILL. Goodwill represents the unamortized cost in excess of fair value of net assets acquired and is being amortized on a straight-line basis over 20 years. Goodwill amortization for the three months ended January 31, 1998 increased $15,000 or 16.3% compared to the corresponding prior year period. This increase was a result of acquisitions in the prior fiscal year and the amortization of payments of additional purchase price under earnout provisions of prior acquisition agreements.

INTEREST EXPENSE, NET. The increase of $21,000 or 45.4% in interest expense, net of interest income, for the three months ended January 31, 1998 compared to the prior year period was due primarily to higher average borrowings in the current year period.

INCOME TAXES. Income tax expense for the three months ended January 31, 1998 increased $18,000 or 11.9% compared to the prior year period. This increase was a result of an increase in net income before income taxes of $75,000 or 23.3% which was partially offset by a decrease in the effective income tax rate. The effective income tax rate for the three months ended January 31, 1998 was 43.6% compared to 48.0% in the prior year period.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities during the three months ended January 31, 1998 was $2,191,000. Primary sources of operating cash flow were from net income and related non-cash adjustments and the seasonal reduction in accounts receivable. These sources of cash were partially offset by a reduction in accrued liabilities and other payables. Other uses of cash were $1,133,000 for net repayments on borrowings, $160,000 for payments under earnout provisions of acquisition agreements and $115,000 for capital expenditures. Additional sources of cash included $175,000 from the exercise of options to issue 19,853 common shares and $51,000 from the repayment of a loan to a former officer of the Company.

Total capitalization at January 31, 1998 was $14,062,000, comprised of $2,750,000 of debt and $11,312,000 of equity. Debt as a percentage of total capitalization decreased from 26.3% at October 31, 1997 to 19.6% at January 31, 1998.

The Company's bank credit facility provides the ability to borrow up to $11,000,000 for general working capital purposes, acquisition financing and letters of credit. The facility consists of a two year $8,500,000 revolving line of credit and a five year $2,500,000 term loan. Borrowings under the line of credit are subject to certain borrowing base requirements. Interest is charged on the outstanding balance of the line of credit at rates reflecting the bank's prime rate or the London Interbank Offered Rate (LIBOR) plus a margin of up to 2.75% depending upon certain financial ratios. The Company also pays fees of 1/8% on the unused portion of the line during the term of this agreement. The line of credit terminates on January 31, 1999. Upon termination, borrowings for acquisition financing under this line, up to $4,000,000, convert to a five year term loan with terms and conditions substantially similar to the existing term loan. At January 31, 1998, up to $561,000 of the $750,000 outstanding under the line of credit could be converted to a new five year term loan. The Company's availability under its line of credit facility as of January 31, 1998, was approximately $4,953,000 at an interest rate of LIBOR plus 1.25%.

The existing term loan is payable in equal monthly principal installments of $42,000 beginning February 1997. The term loan matures on January 31, 2002, and bears interest at rates reflecting the bank's prime rate or LIBOR plus a margin of up to 3.0% depending upon certain financial ratios. At January 31, 1998, the interest rate was LIBOR plus 1.50%.

Currently, the Company is not in negotiations to renew its bank line of credit that terminates in January 1999. The Company believes its has a favorable relationship with its bank and at the appropriate time, Management believes a new line of credit is expected to be arranged with terms and conditions similar to the existing line of credit.

Management believes that cash provided by operations, augmented by borrowings for working capital and acquisition purposes under the bank credit facility, will be adequate to satisfy the Company's acquisition, capital expenditure and operating cash requirements during fiscal 1998. At January 31, 1998, the Company was in compliance with its debt covenants.

On February 2, 1998, the Company acquired Summit Temporaries, Inc. ("Summit"), a staffing firm based in Atlanta, Georgia, for $2,742,000. Summit provides clerical and light industrial staffing services through four offices and has annual revenues of approximately $6 million. The purchase price was determined as a result of arms-length negotiations between unrelated parties. A copy of the purchase agreement with respect to the transaction are annexed as Exhibits ___ and ___. The purchase price was paid with $1,700,000 of cash, borrowed under the Company's line of credit with KeyBank N.A. and $1,042,000 of sellers' notes payable. Notes payable consist of a $950,000 note payable in 16 equal quarterly installments of $59,000, plus accrued interest at 8.50%, through February 2002; and a $100,000 non-interest bearing note discounted at 8.0%, payable in eight equal quarterly installments of $12,500 through February 2000. The Company will record goodwill and other intangible assets of approximately $2.9 million including estimated acquisition related costs of $160,000.

The acquisition of Summit Temporaries, Inc. caused the Company to violate the minimum level of tangible net worth covenant under its bank credit facility. The bank has waived the violation of this debt covenant. Future acquisitions that cause the Company's tangible net worth to decrease further require bank approval. No other restrictions have been placed on the Company's ability to borrow under the terms of the credit agreement.

YEAR 2000 COMPLIANCE

The Year 2000 issue arises with computer software that has been designed without considering the impact of the upcoming change in the century and, therefore, cannot distinguish between years such as 1900 and 2000. The vendor of the software used by the Company and its subsidiaries to manage staffing functions has informed the Company that it is evaluating the software to determine what modifications will be needed to address Year 2000 issues. The vendor has assured the Company that such evaluation and any modifications will be completed by early 1999. The Company does not anticipate that the cost of resolving any Year 2000 issues will be material to its financial condition or results of operations. If, however, Year 2000 issues are not resolved in a timely manner or require substantial expenditures, the Company's business, financial condition and/or results of operations could be adversely affected.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

This item is currently not applicable to the Company.


PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

As previously reported in Item 1 of the Company's report on Form 10-K for the year ended October 31, 1997, the Company, its Chief Executive Officer and the Company's former Chief Financial Officer have been named defendants in a complaint filed under the caption James H. Wright and V. Gene Wright v. Personnel Management, Inc., James E. Burnette, and Don R. Taylor, on December 12, 1997, in Marion County Circuit Court, Indianapolis, Indiana (Cause No. 49CO19712 CP2844). The complaint was filed by two investors who are seeking damages for trading losses they claim they incurred in 1995 as a consequence of alleged misstatements. The plaintiffs seek damages of approximately $600,000 plus interest, attorney's fees, punitive damages, and treble damages. The Company intends to vigorously defend the lawsuit. Although, due to the early stage of this lawsuit, the Company has not undertaken any comprehensive evaluation of the claims, and although there can be no such assurance, the Company does not expect that resolution of this lawsuit will have a material adverse impact upon the Company's consolidated financial condition or results of operations. Management believes that any potential loss resulting from this lawsuit would be substantially covered by insurance. The preceding sentences are forward-looking statements; as with any litigation, a variety of factors could cause the financial impact of the resolution of this lawsuit to differ materially from the immaterial impact that is presently expected, including the possibility that relevant facts or law may exist that are presently unknown to Company management.

Item 2.  Changes in Securities

(c) During the three months ended January 31, 1998, the Company issued an aggregate of 8,103 shares of common stock to directors of the Company upon exercises by such directors of stock options issued under the 1994 Director Stock Option Plan for an aggregate purchase price of $76,620. These shares were not registered in reliance upon the exemption from registration provided by
Section 4(2) of the Securities Act of 1933.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its 1998 Annual Meeting of Shareholders on March 5, 1998. At the Annual Meeting, the Shareholders elected as Directors the two nominees, David L. Swider and Richard L. VonDerHaar, proposed by the Board of Directors; approved the 1998 Stock Option Plan; and amendments to the 1994 Director Stock Option Plan. Messrs. Swider and VonDerHaar were elected for a three year term to the Board of Directors. In addition to Messrs. Swider and VonDerHaar, Directors whose term of office continued after the Annual Meeting consisted of Don R. Taylor, Max K. DeJonge, and Joseph C. Cook, Jr.

The results of the proxy solicitation were as follows:


                                            Votes      Votes
                                           Withheld  Abstained
                                  Votes      and        and
                                 Cast For   Against  Non-Votes
Nominees to the
  Board of Directors:
     David L. Swider             1,253,596        0          0
     Richard L. VonDerHaar       1,253,380        0        216

Approval of the 1998
  Stock Option Plan              1,233,321   20,275          0

Approval of 1994 Director
  Stock Option Plan amendments   1,251,791    1,805          0


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The exhibits listed in the Exhibit Index on page 15 (which Exhibit Index is incorporated herein by reference) are filed as part of this report.

(b) Reports on Form 8-K

An amendment to the Form 8-K dated October 24, 1997, in which the Company reported it dismissed Price Waterhouse LLP as its independent auditor, was filed on November 6, 1997.

On November 20, 1997, the Company filed Form 8-K in which the Company reported it had engaged Ernst & Young LLP as its independent auditor.



SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PERSONNEL MANAGEMENT, INC.

Dated:    March 16, 1998           By:  /s/ Robert R. Millard
                                   --------------------------
                                   Robert R. Millard, Vice
                                   President of Finance and
                                   Administration (Principal
                                   Financial Officer and
                                   Authorized Signatory)

                         EXHIBIT INDEX

Exhibit No.    Description of Exhibit


      2 Asset Purchase Agreement, dated February 2, 1998, by and amoung PMI LP II, Summit Temporaries, Inc.,
               Leslie A. Barnett, Gary F. Nichols, and
               Lyle D. Nichols

     10.1      Schedule of Option Grants and Exercises
               Under 1994 Director Stock Option Plan

     10.2      Agreement and Right of First Refusal Regarding
               Purchase of Stock, dated December 18, 1997, by and between Personnel Management, Inc. and Don R. Taylor

     10.3      Amended Change of Control Severance Benefits
               Agreement, dated December 18, 1997, by and between Personnel Management, Inc. and
               Don R. Taylor

     10.4      Amended Change of Control Severance Benefits
               Agreement, dated December 18, 1997, by and between Personnel Management, Inc. and
               Gary F. Hentschel

     10.5      Amended Change of Control Severance Benefits
               Agreement, dated December 18, 1997, by and between Personnel Management, Inc. and
               Robert R. Millard

     10.6      Personnel Management, Inc. 1998 Stock Option Plan

     27        Financial Data Schedule