Form 10-Q/A
period 1998-01-31
PERSONNEL MANAGEMENT INC
filed 1998-03-18
CIK 916606

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q/A

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

                                   PERSONNEL MANAGEMENT, INC.

Dated:    March 17, 1998           By:  /s/ Robert R. Millard
                                   --------------------------
                                   Robert R. Millard, Vice
                                   President of Finance and
                                   Administration (Principal
                                   Financial Officer and
                                   Authorized Signatory)

                         EXHIBIT INDEX

Exhibit No.    Description of Exhibit


      2 Asset Purchase Agreement, dated February 2, 1998, by and amoung PMI LP II, Summit Temporaries, Inc.,
               Leslie A. Barnett, Gary F. Nichols, and
               Lyle D. Nichols (schedules and exhibits omitted)

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

     10.3      Amended Change of Control Severance Benefits
               Agreement, dated December 18, 1997, by and between Personnel Management, Inc. and
               Don R. Taylor

     10.4      Amended Change of Control Severance Benefits
               Agreement, dated December 18, 1997, by and between Personnel Management, Inc. and
               Gary F. Hentschel

     10.5      Amended Change of Control Severance Benefits
               Agreement, dated December 18, 1997, by and between Personnel Management, Inc. and
               Robert R. Millard

     10.6      Personnel Management, Inc. 1998 Stock Option Plan

     10.7 Promissory Note from Don R. Taylor to the Company, dated December 1, 1997

     10.8 Promissory Note from Don R. Taylor to the Company, dated December 1, 1997

     27        Financial Data Schedule