Form 10-Q
period 1998-04-30
PERSONNEL MANAGEMENT INC
filed 1998-06-15
CIK 916606

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED APRIL 30, 1998.

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

Class                                       Outstanding at June 12, 1998
Common Stock, without par value                   2,048,771 shares

                 PERSONNEL MANAGEMENT, INC.
                            INDEX


PART I - FINANCIAL INFORMATION

     Item 1 -  Consolidated Financial Statements
               (Unaudited)

          Condensed Consolidated Balance Sheets
          at April 30, 1998 and October 31, 1997      3

          Condensed Consolidated Statements of
          Income for the three months ended
          April 30, 1998 and 1997                     4

          Condensed Consolidated Statements of
          Income for the six months ended
          April 30, 1998 and 1997                     5

          Condensed Consolidated Statements of
          Cash Flows for the six months ended
          April 30, 1998 and 1997                     6

          Notes to Condensed Consolidated
          Financial Statements                        7-10

     Item 2 -  Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                         11-14

     Item 3 -  Quantitative and Qualitative
               Disclosures About Market Risk           14


PART II - OTHER INFORMATION

     Item 1 -  Legal Proceedings                       14

     Item 4 -  Submission of Matters to a Vote of
               Security Holders                        15

     Item 6 -  Exhibits and Reports on Form 8-K        15


SIGNATURE                                              15

EXHIBIT INDEX                                          16

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                   PERSONNEL MANAGEMENT, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS

                                              April 30,   October 31,
                                                1998         1997
                                            (unaudited)
                              ASSETS
CURRENT ASSETS
 Cash                                        $    25,123  $   182,980
 Accounts receivable, net                      8,624,700   10,004,512
 Current portion of notes receivable                   -       72,211
 Income taxes receivable                          21,368       17,296
 Prepaid expenses                                232,468      180,126
 Deferred tax asset                              455,300      515,500
 Other current assets                            102,620       78,633
 Total current assets                          9,461,579   11,051,258

Property and equipment, net                    1,600,214    1,300,637

Notes receivable, shareholder                    573,378      552,600
Goodwill, net                                 11,141,373    7,219,984
Other                                            302,930      146,337

 Total assets                                $23,079,474  $20,270,816

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Cash overdraft                              $ 1,087,873  $ 1,100,511
 Bank line of credit                             639,000            -
 Accounts payable                                304,602      331,661
 Accrued compensation and benefits             1,990,924    2,536,924
 Accrued workers' compensation claims            915,668    1,024,035
 Income taxes payable                                  -      125,228
 Other current liabilities                       185,303      236,803
 Current portion of notes payable                781,492      532,732
 Total current liabilities                     5,904,862    5,887,894

 Notes payable                                 5,296,093    3,349,987
 Deferred tax liability                          164,700      173,200

SHAREHOLDERS' EQUITY
 Common stock                                  8,151,671    7,924,994
 Retained earnings                             3,562,148    2,934,741
 Total shareholders' equity                   11,713,819   10,859,735

 Total liabilities and shareholders' equity  $23,079,474  $20,270,816

See accompanying notes.

                   PERSONNEL MANAGEMENT, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (unaudited)

                                           Three months ended
                                                April 30,
                                            1998        1997
Revenues                                $20,886,349  $17,953,879

Cost of services                         16,620,283   14,312,854

 Gross margin                             4,266,066    3,641,025

Operating expenses:
 General and administrative               3,193,995    2,731,402
 Selling                                    155,030       60,453
 Amortization of goodwill                   130,716       91,473
                                          3,479,741    2,883,328

Income from operations                      786,325      757,697

Interest expense, net                       (93,984)     (48,042)

Income before income taxes                  692,341      709,655

Income taxes                                290,100      341,400

Net income                               $  402,241   $  368,255


Basic net income per share               $     0.20   $     0.18

Diluted net income per share             $     0.19   $     0.18


Weighted average shares outstanding:
  Basic                                   2,048,771    2,020,156
  Diluted                                 2,125,089    2,057,965


See accompanying notes.

                   PERSONNEL MANAGEMENT, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (unaudited)

                                            Six months ended
                                                April 30,
                                            1998        1997
Revenues                                $41,127,247  $34,580,304

Cost of services                         32,955,713   27,700,281

 Gross margin                             8,171,534    6,880,023

Operating expenses:
 General and administrative               6,351,240    5,426,516
 Selling                                    330,161      142,639
 Amortization of goodwill                   237,119      182,946
                                          6,918,520    5,752,101

Income from operations                    1,253,014    1,127,922

Interest expense, net                      (161,707)     (94,625)

Income before income taxes                1,091,307    1,033,297

Income taxes                                463,900      496,700

Net income                               $  627,407   $  536,597


Basic net income per share               $     0.31   $     0.27

Diluted net income per share             $     0.30   $     0.26


Weighted average shares outstanding:
  Basic                                   2,039,562    2,020,156
  Diluted                                 2,114,548    2,045,288


See accompanying notes.

                   PERSONNEL MANAGEMENT, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited)

                                              Six months ended
                                                  April 30,
                                              1998        1997
OPERATING ACTIVITIES:
Net income                                 $  627,407  $  536,597
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Amortization of goodwill                     237,119     182,946
 Depreciation                                 259,617     198,150
 Deferred income taxes                         51,700     (26,000)
 Interest on shareholder loan                 (20,778)    (11,464)
 Changes in operating assets and
   liabilities:
   Accounts and notes receivable            1,452,023      84,704
   Prepaid expenses and other assets         (226,526)   (195,204)
   Accounts payable                           (27,059)   (155,855)
   Accrued liabilities and other payables    (831,095)   (331,036)
 Net cash provided by operations            1,522,408     282,838

INVESTING ACTIVITIES:
 Purchases of businesses and payments
   under earnout provisions of
   acquisition agreements                  (4,237,576)   (563,251)
 Purchases of property and equipment         (490,594)   (256,929)
 Net cash used by investing activities     (4,728,170)   (820,180)

FINANCING ACTIVITIES:
 Proceeds from exercises of stock options     175,280           -
 Repayment of officer loan                     51,397           -
 Net change in bank overdrafts                (12,638)    154,164
 Proceeds from notes payable                1,041,600           -
 Payments on notes payable                   (282,734)   (186,488)
 Net proceeds from line of credit           2,075,000     400,000
 Net cash provided by financing activities  3,047,905     367,676

 Decrease in cash                            (157,857)   (169,666)
 Cash at beginning of period                  182,980     180,462
 Cash at end of period                     $   25,123  $   10,796


See accompanying notes.

                           PERSONNEL MANAGEMENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1998
                                   (unaudited)


1.   Basis of Presentation

The Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), has prepared the accompanying financial statements. This Report on Form 10-Q should be read in conjunction with the Company's financial statements and notes thereto for the year ended October 31, 1997 included in the Company's 1997 Annual Report to Shareholders. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. Especially because of the seasonality of the Company's business, the results for the three and six months ended April 30, 1998 are not necessarily indicative of the results to be expected for the full year. The financial statements include the combined financial position, operations and cash flows for Personnel Management, Inc. and its wholly-owned subsidiaries, hereafter referred to as "the Company".


2.   Net Income Per Share

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" during the current fiscal year. SFAS No. 128 replaced the previously reported primary and fully diluted net income per share with basic and diluted net income per share. Unlike primary net income per share, basic net income per share excludes any dilutive effects of options and warrants. In accordance with SFAS No. 128, net income per share for prior year periods has been presented, and where necessary, restated. Previously reported net income per share amounts were not materially affected by the adoption of SFAS No. 128.

The following tables set forth the computation of basic and diluted net income per share:

                               Three months ended
                                    April 30,
                                    1998 1997
Numerator for both basic and diluted
  net income per share:
  Net income                                  $ 402,241     $ 368,255

Denominator:
  Denominator for basic net income per
    share - weighted-average shares           2,048,771     2,020,156

  Effect of dilutive securities:
    Employee stock options                       61,213        34,441
    Warrants                                     15,105         3,368
  Dilutive potential common shares               76,318        37,809

  Denominator for diluted net income per
    share - adjusted weighted-average shares  2,125,089     2,057,965

Basic net income per share                    $    0.20     $    0.18

Diluted net income per share                  $    0.19     $    0.18



                                Six months ended
                                    April 30,
                                    1998 1997
Numerator for both basic and diluted
  net income per share:
  Net income                                  $ 627,407     $ 536,597

Denominator:
  Denominator for basic net income per
    share - weighted-average shares           2,039,562     2,020,156

  Effect of dilutive securities:
    Employee stock options                       61,285        23,476
    Warrants                                     13,701         1,656
  Dilutive potential common shares               74,986        25,132

  Denominator for diluted net income per
    share - adjusted weighted-average shares  2,114,548     2,045,288

Basic net income per share                    $    0.31     $    0.26

Diluted net income per share                  $    0.30     $    0.26

Options to purchase 14,425 and 19,919 shares of common stock at prices ranging from $12.21 to $16.73 per share were outstanding during the three and six month periods ended April 30, 1998, respectively, but were not included in the computation of diluted net income per share. These options were excluded from the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.


3.   Acquisitions

On February 2, 1998, the Company acquired Summit Temporaries, Inc. ("Summit"), a staffing firm based in Atlanta, Georgia, for $2,742,000. Summit provides clerical and light industrial staffing services through four offices and has annual revenues of approximately $6 million. The purchase price was paid with $1,700,000 of cash, borrowed under the Company's line of credit, and $1,042,000 of sellers' notes payable. Notes payable consist of a $950,000 note payable in 16 equal quarterly installments of $59,000, plus accrued interest at 8.50%, through February 2002; and a $100,000 non-interest bearing note discounted at 8.0%, payable in eight equal quarterly installments of $12,500 through February 2000. The Company recorded goodwill and other intangible assets of approximately $2.9 million including estimated acquisition related costs of $160,000. Goodwill and intangible assets related to this transaction are being amortized on a straight-line basis over 30 years.


The Company acquired on April 13, 1998, the assets of Worldwide Business Resources, Ltd. ("Worldwide"), a staffing firm based in Atlanta, Georgia with annual revenues of approximately $2,500,000. Worldwide operated one office providing clerical and light industrial staffing services. The business was acquired for $900,000 and was paid with cash, borrowed under the Company's line of credit with KeyBank N.A. The Company recorded goodwill and other intangible assets of approximately $900,000 including estimated acquisition related costs of $60,000. Goodwill and intangible assets related to this transaction are being amortized on a straight-line basis over 30 years.

4.   Commitments and Contingencies

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

SELECTED INCOME STATEMENT COMPARISONS

REVENUES. For the three months ended April 30, 1998, revenues increased $2,932,000 or 16.3% from $17,954,000 in fiscal 1997 to $20,886,000. Internal revenue growth, which excludes acquired offices, was $894,000 or 5.0% over the prior year period. In the Company's Southeastern US operations, internal revenue growth was 8.5% while the Indiana/Kentucky operations experienced internal revenue growth of 3.6%. This slowdown in the Indiana/Kentucky operations was the result of cyclical decreases in demand for temporary employees at several major customers.

For the six months ended April 30, 1998, revenues increased $6,547,000 or 18.9% from $34,580,000 in fiscal 1997 to $41,127,000. Internal revenue growth, which excludes acquired offices, was $3,619,000 or 10.5% over the prior year period. Internal revenue growth during the six month period in the Company's Southeastern US and Indiana/Kentucky operations was 7.8% and 11.5%, respectively.

GROSS MARGIN. Gross margin is defined by the Company as revenues less the cost of providing services, which includes hourly wages of temporary employees, employer payroll taxes, benefits for temporary employees and workers' compensation costs. Gross margin for the three months ended April 30, 1998, was $4,266,000 or 20.4% of revenues. This compares to $3,641,000 or 20.3% of revenues for the corresponding period in fiscal 1997. The increase in gross margin of $625,000 or 17.2% was primarily due to increased revenues.

Gross margin for the six months ended April 30, 1998, was $8,172,000 or 19.9% of revenues. This compares to $6,880,000 or 19.9% of revenues for the corresponding period in fiscal 1997. The increase in gross margin of $1,292,000 or 18.8% was due to increased revenues. Gross margin as a percent of revenues declined slightly due primarily to the costs associated with the benefit program for temporary employees that became effective in January 1997. These expenses were offset by lower workers' compensation costs measured as a percent of revenues, resulting in a stable gross margin as compared to the prior year period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") for the three months ended April 30, 1998 were $3,349,000 or 16.0% of revenues compared to $2,792,000 or 15.6% of revenues in the corresponding prior year period. The increase in SG&A expenses of $557,000 or 20.0% was primarily associated with expenses related to acquired branches and offices opened within the last year which amounted to $446,000 or 80% of the increase in SG&A expense.

Selling, general and administrative expenses ("SG&A") for the six months ended April 30, 1998 were $6,681,000 or 16.2% of revenues compared to $5,569,000 or 16.1% of revenues in the corresponding prior year period. The increase in SG&A expenses of $1,112,000 or 20.0% was primarily associated with expenses related to acquired branches and offices opened within the last year which amounted to $692,000 or 62% of the increase in SG&A expense.

Increases in SG&A expense for both the three and six month periods were associated with increased revenues, higher selling expenses related to an increase in marketing efforts and sales staff, data processing expenses related to converting all offices to common systems in fiscal 1997, and increased professional fees. These increases in SG&A expense were offset by lower bad debt expense.

AMORTIZATION OF GOODWILL. Goodwill represents the unamortized cost in excess of fair value of net assets acquired and is being amortized on a straight-line basis over 20 to 30 years. Goodwill amortization for the three and six months ended April 30, 1998 increased $39,000 or 42.9% and $54,000 or 29.6%, respectively, compared to the corresponding prior year periods. These increases are a result of additional goodwill from acquisitions in the current and prior fiscal years; and amortization of payments of additional purchase price under earnout provisions of prior acquisition agreements.

INTEREST EXPENSE, NET. The increase of $46,000 or 95.6% and $67,000 or 70.9% in interest expense, net of interest income, for the three and six months ended April 30, 1998, respectively, compared to the prior year period was due primarily to higher average borrowings used for the purchases of businesses in the current year period.

INCOME TAXES. Income tax expense for the three and six months ended April 30, 1998 decreased $51,000 or 15.0% and $33,000 or 6.6%, respectively, compared to the prior year period was primarily a result of a decrease in the effective income tax rate. The effective income tax rate for the six months ended April 30, 1998 was 42.5% compared to 48.0% in the prior year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $1,522,000 during the six months ended April 30, 1998. Primary sources of operating cash flow were from net income and related non-cash adjustments and the seasonal reduction in accounts receivable. These sources of cash were partially offset by a reduction in accrued liabilities and other payables. The primary use of cash during the period was for the purchase of Summit and Worldwide totaling $3,843,000. Other uses of cash were $283,000 for payments of notes payable, $395,000 for payments under earnout provisions of acquisition agreements and $491,000 for capital expenditures. Net borrowings under the line of credit of $2,075,000 and proceeds of $1,042,000 from sellers' notes payable related to the acquisition of Summit provided sources of cash. Additional sources of cash included $175,000 from the exercise of options to issue 19,853 common shares and $51,000 from the repayment of a loan to a former officer of the Company.

Total capitalization at April 30, 1998 was $18,430,000, comprised of $6,716,000 of debt and $11,714,000 of equity. Debt as a percentage of total capitalization increased from 26.3% at October 31, 1997 to 36.4% at April 30, 1998.

The Company's bank credit facility provides the ability to borrow up to $11,000,000 for general working capital purposes, acquisition financing and letters of credit. The facility consists of a two year $8,500,000 revolving line of credit and a five year $2,500,000 term loan. Borrowings under the line of credit are subject to certain borrowing base requirements. Interest is charged on the outstanding balance of the line of credit at rates reflecting the bank's prime rate or the London Interbank Offered Rate (LIBOR) plus a margin of up to 2.75% depending upon certain financial ratios. The Company also pays fees of 1/8% on the unused portion of the line during the term of this agreement. The line of credit terminates on January 31, 1999. Upon termination, borrowings for acquisition financing under this line, up to $4,000,000, convert to a five year term loan with terms and conditions substantially similar to the existing term loan. At April 30, 1998, up to $3,161,000 of the $3,800,000 outstanding under the line of credit could be converted to a new five year term loan. The Company's availability under its line of credit facility as of April 30, 1998, was approximately $2,700,000 at an interest rate of LIBOR plus 1.75%.

The existing term loan is payable in equal monthly principal installments of $42,000 beginning February 1997. The term loan matures on January 31, 2002, and bears interest at rates reflecting the bank's prime rate or LIBOR plus a margin of up to 3.0% depending upon certain financial ratios. At April 30, 1998, the interest rate was LIBOR plus 2.00%.

Sellers' notes payable related to the acquisition of Summit consist of a $950,000 note payable in 16 equal quarterly installments of $59,000, plus accrued interest at 8.50%, through February 2002; and a $100,000 non-interest bearing note discounted at 8.0%, payable in eight equal quarterly installments of $12,500 through February 2000.

The acquisition of Summit and Worldwide caused the Company to violate the minimum level of tangible net worth covenant under its bank credit facility. The bank has waived the violation of this debt covenant. Future acquisitions that cause the Company's tangible net worth to decrease require bank approval. No other restrictions have been placed on the Company's ability to borrow under the terms of the credit agreement.

Currently, the Company is not in negotiations to renew its bank line of credit that terminates in January 1999. The Company believes it has a favorable relationship with its bank and at the appropriate time, management believes a new line of credit is expected to be arranged with terms and conditions similar to the existing line of credit.

Management believes that cash provided by operations, augmented by borrowings for working capital and acquisition purposes under the bank credit facility, will be adequate to satisfy the Company's acquisition, capital expenditure and operating cash requirements during fiscal 1998.

YEAR 2000 COMPLIANCE

The Year 2000 issue arises with computer software that has been designed without considering the impact of the upcoming change in the century and, therefore, cannot distinguish between years such as 1900 and 2000. The Company has developed its Year 2000 compliance plan and has determined its primary exposure to the Year 2000 issue is with the software used to manage its staffing, payroll and billing functions. The vendor of the software used by the Company to manage these functions has informed the Company that it is evaluating the software to determine what modifications will be needed to address Year 2000 issues. The vendor has assured the Company that such evaluation and any modifications will be completed by early 1999. The Company does not anticipate that the cost of resolving any Year 2000 issues will be material to its financial condition or results of operations. If, however, Year 2000 issues are not resolved in a timely manner or require substantial expenditures, the Company's business, financial condition and/or results of operations could be adversely affected.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

This item is currently not applicable to the Company.


PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

There were no material developments during the three months ended April 30, 1998, in certain investor litigation to which the Company is a party that was first described in Item 1 of the Company's Form 10-K for the year ended October 31, 1997 and its quarterly report on Form 10-Q for the three months ended January 31, 1998.

Item 4. Submission of Matters to a Vote of Security Holders

Submission of Matters to a Vote of Security Holders as filed in Item 4 of the Company's quarterly report on Form 10-Q for the three months ended January 31, 1998, is incorporated herein by reference.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The exhibits listed in the Exhibit Index on page 16 (which Exhibit Index is incorporated herein by reference) are filed as part of this report.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed by the Company during the three months ended April 30, 1998.




SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PERSONNEL MANAGEMENT, INC.

Dated: June 15, 1998           By: /s/ Robert R. Millard
                                   --------------------------
                                   Robert R. Millard, Vice
                                   President of Finance and
                                   Administration (Principal
                                   Financial Officer and
                                   Authorized Signatory)

                         EXHIBIT INDEX

Exhibit No.         Description of Exhibit


      2.1      Asset Purchase Agreement, dated
               February 2, 1998, by and among
               PMI LP II, Summit Temporaries, Inc.,
               Leslie A. Barnett, Gary F. Nichols,
               and Lyle D. Nichols.  The copy of
               this exhibit filed as Exhibit 2 to
               the Registrant's Quarterly Report
               on Form 10Q for the three months
               ended January 31, 1998 is
               incorporated herein by reference.

      2.2      Asset Purchase Agreement,  dated April
               13, 1998, by and among PMI
               LP II,  Worldwide  Business  Resources,
               Ltd.,  E. James  Grethe,
               Victoria Grethe and Lisa Paonessa.

     10.1      Schedule of Options
               Granted Under 1994 Director
               Stock Option Plan

     27        Financial Data Schedule

                                  EXHIBIT 2.2









                            ASSET PURCHASE AGREEMENT


                              dated April 13, 1998,


                                among and between


                                   PMI LP II,


                       WORLDWIDE BUSINESS RESOURCES, LTD.,


                                E. JAMES GRETHE,


                                 VICTORIA GRETHE


                                       and


                                  LISA PAONESSA



              ----------------------------------------------------

                            ASSET PURCHASE AGREEMENT


         THIS ASSET PURCHASE AGREEMENT (the "Agreement") is made and entered into as of this 13th day of April, 1998, effective as of 12:01 a.m. on April 13, 1998 (the "Effective Time"), by and among Worldwide Business Resources, Ltd., a Georgia corporation ("Seller"), E. James Grethe, Victoria Grethe and Lisa Paonessa, each a Georgia resident (each a "Shareholder" and collectively, the "Shareholders"), and PMI LP II, an Indiana limited partnership ("Purchaser").

                              PRELIMINARY STATEMENT

         Seller desires to sell to Purchaser, and Purchaser desires to purchase from Seller, substantially all of the non-cash assets owned by Seller or used or useful in the operations or business of Seller, on the terms and conditions hereinafter set forth.

         Shareholders own all of the outstanding capital stock, and are parties to this Agreement as the shareholders, of Seller.

         NOW,  THEREFORE,   in  consideration  of  the  mutual  representations,
warranties, covenants and conditions hereinafter set forth, the parties hereto agree as follows:


                                    ARTICLE I
                                Purchase and Sale

     Section 1.1. Purchased Assets. Seller agrees to and does hereby sell, transfer, assign, convey and deliver to Purchaser, and Purchaser hereby agrees to and does hereby purchase and acquire from Seller, free and clear of all liens, encumbrances, claims, restrictions, security interests, obligations and liabilities except as otherwise expressly provided herein, all of the assets that are owned by Seller or that are used or useful by Seller in the operations or business of Seller at the Effective Time except the Excluded Assets (as hereinafter defined), including in the assets being purchased and sold hereunder, without limiting the generality of the foregoing, the following assets as the same shall exist at the Effective Time (which assets being acquired are hereinafter collectively called the "Purchased Assets"):

                  1.1.1.  all  furniture,   furnishings,   fixtures,   leasehold
         improvements, equipment and other fixed assets, including, without limitation, the assets listed on Schedule 1.1.1;

                  1.1.2. all of Seller's rights, title, and interest in and to all software owned by Seller or licensed to Seller by third parties, including all documentation, source codes, software modules and enhancements and software in development;

                 1.1.3. all inventories including marketing materials (including video tapes, brochures, and the like), spare parts and supplies;

                  1.1.4. all of Seller's rights under all leases, contracts (including software license agreements and maintenance agreements), agreements, and sales orders, including but not limited to those leases, contracts, agreements, and sales orders listed on Schedule
         1.1.4 (the "Purchased Contracts");

                 1.1.5. all prepaid and deferred items including prepaid rentals and deposits;

                  1.1.6. copies of all operating and financial data and information and books and records relating to the Purchased Assets or the business or operations of Seller (wherever located and in every format and media whatsoever), including without limitation software databases, written records, personnel files (but only as to personnel hired by Purchaser and only with their knowledge), files, policies, customer lists, mailing lists, supplier lists, credit information, correspondence, designs, slogans, processes, know-how, trade secrets, and other similar property;

                  1.1.7. all intellectual property rights of Seller, including Seller's rights, title and interest in and to all United States and foreign patents (including all reissues, divisions, continuations and extensions thereof), patent applications, patent disclosures docketed, copyrights, trademarks, trademark rights, trademark applications, trade names, service marks, service mark rights, service mark applications and licenses;

                  1.1.8. all registrations, permits, licenses, consents, approvals and qualifications of Federal, State, local or other government agencies relating to the business or operations of Seller or the Purchased Assets;

                  1.1.9. all rights to warranties and guarantees or other claims relating to any of the Purchased Assets, including without limitation rights under agreements for the supply of equipment or leasehold improvements;

                  1.1.10. all rights to the use of Seller's name "Worldwide Business Resources, Ltd." all past corporate names of Seller and all other names used or previously used by Seller or its predecessors in its business, including the assumed name "Worldwide Staffing Resources"; and

                  1.1.11.  the goodwill relating to Seller's business.

     Section 1.2. Excluded Assets. Seller is retaining and is not selling, transferring, conveying, assigning or delivering to Purchaser the following assets (hereinafter collectively called the "Excluded Assets"):

                  1.2.1. any cash and cash equivalents of Seller on hand or in bank accounts at the Effective Time;

                  1.2.2. all accounts receivable of Seller for work performed prior to the Effective Time; and

                  1.2.3.  all notes receivable of Seller at the Effective Time.

                                   ARTICLE II
                                 Purchase Price

     Section 2.1. Purchase Price. The total purchase price for the Purchased Assets (the "Purchase Price") is the sum of Nine Hundred Thousand Dollars ($900,000).

     Section 2.2. Payment. Purchaser shall pay the Purchase Price to Seller at Closing by wire transfer to the trust account of Seller's counsel, Gambrell & Stolz, L.L.P., of Atlanta, Georgia, pursuant to wiring instructions provided to Purchaser by Seller.



                                   ARTICLE III
                            Assumption of Liabilities

     Section 3.1. Assumed Liabilities. Purchaser hereby assumes and agrees to pay, perform or discharge, to the extent not theretofore paid, performed or discharged, (i) Seller's liabilities and obligations arising after the Effective Time under those Purchased Contracts, if any, listed on Schedule 1.1.4; and (ii) if Purchaser, in its sole discretion and at its option, elects in writing after the Closing (as hereinafter defined) to assume liabilities or obligations of Seller under any Purchased Contracts not listed on Schedule 1.1.4, Seller's liabilities and obligations arising after the Effective Time under each such nonlisted Purchased Contract that is expressly assumed in writing by Purchaser, excluding with respect to clauses (i) and (ii) any liability for default thereunder occurring prior to the Effective Time and, with respect to liabilities for rent and taxes, excluding any liability as to periods of time prior to the Effective Time.

     Section 3.2. Excluded Liabilities. Except as otherwise expressly provided in Section 3.1, Purchaser does not assume and shall not be liable for any of the liabilities or obligations of Seller, including, without limitation, Seller's liabilities or obligations which are known or unknown, fixed or contingent, now existing or hereafter arising (which liabilities and obligations not assumed by Purchaser are hereinafter referred to as the "Excluded Liabilities").


                                   ARTICLE IV
                           Closing and Effective Time

     Section 4.1. Closing; Closing Date; Effective Time. The execution of this Agreement and the taking of various actions in connection therewith as provided herein with respect to the transactions contemplated hereby (the "Closing") shall commence on April 13, 1998 (the "Closing Date"), and shall continue on April 14, 1998, if necessary, until completed in accordance with the terms hereof. The Closing shall be conducted by exchanging signed signature pages of the transaction documents by facsimile (followed by overnight delivery of signed original counterparts) and wiring of the Purchase Price upon receipt of such signed pages by facsimile. As provided in the preamble to this Agreement, the transactions contemplated hereby shall be effective as of 12:01 a.m. (Atlanta time) on April 13, 1998 (as previously defined, the "Effective Time").

     Section 4.2. Closing Requirements. Seller, the Shareholders and Purchaser shall take the following actions ("Closing Requirements") at or prior to the
Closing:

                  4.2.1. Seller shall take such actions and execute and deliver to Purchaser such bills of sale, certificates of title, endorsements, assignments, or other instruments, with all documentary or transfer taxes applicable thereto duly paid or provided for, as shall be necessary to vest in Purchaser at the Effective Time good and marketable title to the Purchased Assets, subject to no liens, encumbrances, claims, restrictions, security interests, obligations, liabilities or rights in any other party whatsoever, except for the Assumed Liabilities.

                  4.2.2. Seller shall have delivered to Purchaser a certified copy (certified by the Secretary of State of Georgia) of Seller's Articles of Incorporation, including all amendments thereto and restatements thereof.

                  4.2.3. Seller shall have delivered to Purchaser a certified copy (certified by the Secretary or other appropriate officer of Seller) of Seller's Bylaws, including all amendments thereto and restatements thereof.

                  4.2.4. Seller shall have delivered to Purchaser certified copies (certified by the Secretary or other appropriate officer of Seller) of resolutions and/or consents setting forth the authorization and approval of the Board of Directors and shareholders of Seller of the execution, delivery and performance of this Agreement and all other agreements, documents and transactions pertaining hereto or contemplated hereby.

                  4.2.5. Seller and the Shareholders shall have executed and delivered to Purchaser the Noncompetition and Confidentiality Agreements (as hereinafter defined and in the form of Exhibit A hereto).

                  4.2.6. Seller shall have delivered to Purchaser a certificate of the Secretary of Seller certifying as to the incumbency of officers and Directors of Seller, dated the date hereof.

                  4.2.7. Seller shall have delivered to Purchaser certificates as of a current date evidencing the corporate existence of and compliance with all reporting requirements by Seller in Georgia.

                  4.2.8. Purchaser shall have delivered to Seller certified copies (certified by the Secretary or other appropriate officer of PMI Administration, Inc., the sole general partner of Purchaser) of resolutions and/or consents setting forth the authorization and approval of the Board of Directors of PMI Administration, Inc. as general partner of Purchaser of the execution, delivery and performance of this Agreement and all other agreements, documents and transactions pertaining hereto or contemplated hereby.

                                    ARTICLE V
             Other Actions, Agreements and Covenants of the Parties

     Purchaser, the Shareholders and Seller covenant and agree as follows:

     Section 5.1. Assignment of Contracts. Seller hereby transfers and assigns to Purchaser all of Seller's rights and benefits under the Purchased Contracts.

     Section 5.2. Delivery of Property Received After Effective Time; Mutual Access to Information; Use of Office Space. From and after the Effective Time
(i) Seller agrees that it will promptly transfer and deliver to Purchaser any cash or other property that Seller may receive from time to time after the Effective Time relating to the Purchased Assets, and (ii) Purchaser agrees that it will transfer and deliver to Seller any cash or other property that Purchaser may receive from time to time after the Effective Time relating to the Excluded Assets. In that regard, each of Seller and Purchaser shall have access at all reasonable times to, and shall be entitled to examine and inspect, upon reasonable advance notice, all relevant books and records of the other party for the purpose of determining compliance of such other party with its obligations under this Section 5.2, specifically including, without limitation, the mutual obligations of Purchaser and Seller to turn over and account to one another for all accounts receivable or other sums collected from customers or otherwise by either party that, under the terms of this Agreement, belong to or are intended to remain the property of the other party. Further in that regard, Seller hereby designates E. James Grethe as its representative and authorized agent for all purposes of administering, enforcing and complying with this Section 5.2, and Purchaser hereby agrees that E. James Grethe shall, in his capacity as Seller's representative and agent, continue to have access to and the use of his personal office space in the premises in which Seller's business has been conducted immediately prior to the Effective Time until the earlier of (a) June 30, 1998, or (b) the collection of all accounts receivable of Seller relating to its business conducted prior to the Effective Time. In this regard, each of Purchaser and Seller recognize that a period of transition and cooperation is required in order to effect the change of ownership of the business operations that have been conducted by Seller with as little disruption as possible, while at the same time preserving for the benefit of Seller those accounts receivable and other business assets of Seller that are not included in the Purchased Assets, and Seller and Purchaser agree to cooperate with one another and to use their respective reasonable efforts following the Effective Time to accomplish such objectives.

     Section 5.3. Purchaser Appointed Attorney for Seller. Seller agrees that, effective as of the Effective Time, it hereby constitutes and appoints
Purchaser, its successors and assigns, the true and lawful agent and attorney-in-fact of Seller in the name of Purchaser or in the name of Seller, but for the benefit and at the expense of Purchaser, its successors and assigns,
(i) to institute and prosecute all proceedings which Purchaser may deem proper in order to collect, assert or enforce any claim, right, title or interest of any kind in or to the Purchased Assets; (ii) to defend or compromise any and all actions, suits or proceedings in respect of any of the Purchased Assets, and to do all such acts and things in relation thereto as Purchaser, its successors or assigns, shall deem advisable; and (iii) to take all action which Purchaser, its successors or assigns, may reasonably deem appropriate in order to provide for Purchaser, its successors or assigns, the benefits of or under any of the Purchased Assets where any required consent of another party to the sale or assignment thereof to Purchaser pursuant to this Agreement shall not have been obtained. If Purchaser, in the name of Seller, desires to institute and prosecute any action, suit or proceeding, or take any other action pursuant to this Section 5.3, Purchaser shall give Seller 10 days' prior written notice. Seller acknowledges that the foregoing powers and agency are coupled with an interest and shall be irrevocable. Purchaser shall be entitled to retain for its own account any amounts collected pursuant to the foregoing powers and agency which is attributable to its interest hereunder, including any amounts payable as interest in respect thereof.

     Section 5.4. Execution of Further Documents; Financial Statements. After the Closing, upon the reasonable request of Purchaser, Seller shall take such additional actions and execute, acknowledge and deliver all such further documents and instruments, including without limitation bills of sale, assignments, transfers, conveyances, powers of attorney and assurances, as may be required to convey and transfer to and vest in Purchaser and protect Purchaser's right, title and interest in and to all of the Purchased Assets or as may be appropriate otherwise to carry out the transactions contemplated by this Agreement.

     Section 5.5. Employment by Purchaser of Seller's Employees. It is understood and agreed that Purchaser is under no obligation to hire and provide employment for any of Seller's existing employees, it being Seller's obligation to terminate such employees, if such is necessary. Purchaser, however, presently intends to hire some of Seller's existing employees as new hires, and Seller shall use their reasonable efforts to aid Purchaser in engaging such of Seller's agents and employees as are presently engaged or employed by Seller as Purchaser shall in its sole discretion determine. For a period of three years from and after the Effective Time, neither Seller nor any of the Shareholders shall, directly or indirectly, solicit the employment of any person presently employed by Seller who becomes employed by Purchaser.

     Section 5.6. Noncompetition and Confidentiality Agreements. As additional consideration for Purchaser's agreement to buy the Purchased Assets, Seller and the Shareholders shall each execute and deliver to Purchaser at Closing an agreement or agreements not to compete with Purchaser for a term of three years, commencing at the Effective Time, substantially in the form attached hereto as Exhibit A (whether in one or more separate documents or counterparts, the "Noncompetition and Confidentiality Agreements").

     Section 5.7. IRS Form 8594. Seller and Purchaser agree that the Purchase Price shall be allocated as set forth in Schedule 5.7 hereto, and that neither party will report an allocation inconsistent therewith on Form 8594 subsequently filed with the Internal Revenue Service.

     Section 5.8. COBRA and Other Compliance. Seller will honor all rights, if any, of employees or former employees of Seller to continuation under Seller's health coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 ("COBRA"). Seller will comply in all material respects with all laws and regulations which are applicable to Seller relating to any of Seller's employees.


                                   ARTICLE VI
          Representations and Warranties by Seller and the Shareholders

     In order to induce Purchaser to enter into this Agreement and to consummate the transactions contemplated hereunder, Seller and the Shareholders make the following representations, warranties, covenants and agreements, each of which shall be deemed to be independently material and relied upon by Purchaser regardless of any investigation made or information obtained by Purchaser:

     Section 6.1. Corporate Existence and Qualification. Seller (i) is a corporation duly organized and validly existing under the laws of the State of Georgia, (ii) has all requisite corporate power and authority to own its properties and to carry on its business as it is now being conducted; and (iii) is not required to be qualified to transact business as a foreign corporation in any jurisdictions. Copies of Seller's Articles of Incorporation, certified by the Georgia Secretary of State, and Bylaws, including all amendments thereto, certified by the Secretary of Seller, have been delivered to Purchaser, and such copies are true, complete and correct in every particular.

     Section 6.2. Subsidiaries and Affiliates. Seller has no subsidiaries and has no investment of any kind in any other corporation, joint venture, limited liability company, partnership or other entity.

     Section 6.3. Financial Statements. Attached hereto as Schedule 6.3 are Balance Sheets for Seller at December 31, 1997 and related Statements of Income and Retained Earnings of Seller for its fiscal year then ended (which balance sheets and statements are herein collectively referred to as the "Seller Financial Statements"). The Seller Financial Statements (i) are complete, true and correct in all material respects, (ii) have been prepared in accordance with generally accepted accounting principles maintained and applied on a basis consistent with prior periods, and (iii) present fairly the financial position of Seller at the date indicated and the results of operations of Seller for the period indicated. Whenever references are made throughout this Agreement to financial statements, it will be understood that all notes and exhibits thereto are included therein.

     Section  6.4.  Events  Subsequent  to  Date of Most  Recent  Balance  Sheet
Included in Seller Financial Statements. Since December 31, 1997, there have been no adverse changes in the condition of the assets, liabilities, business, operations, prospects or properties of Seller, or in the financial condition or earnings of Seller as shown in the Seller Financial Statements, other than changes in the ordinary course of business of Seller which, individually or in the aggregate, are not material, and Seller has not entered into any material transaction not in the usual and ordinary course of its business, and Seller's assets, business, operations, prospects or properties have not been adversely affected in any material way as a result of any fire, accident or other casualty or by any act of God. Without limiting the generality of the foregoing, since December 31, 1997:

                  6.4.1. Seller has not done (or failed to do, as the case may be) any of the following:

                                    (i) sold, assigned, transferred or otherwise
                  disposed of, or removed or permitted to be removed from any Real Estate (as hereinafter defined) or any building or structure thereon, any assets of Seller or any assets used or useful in its business or operations of the type that, but for such sale or other event described above, would have been includable in the Purchased Assets;

                                    (ii) waived or canceled  any rights of value
                  or amended, modified, altered, terminated, canceled or allowed to expire (to the extent renewable) any lease, contract, agreement or understanding;

                                    (iii) made, accrued or become liable for any
                  bonus, profit sharing or incentive payment or, directly or indirectly, increased or granted an increase in the rate of compensation or any benefit payable or to become payable by Seller to its employees, except for those payments, liabilities or increases made, incurred or payable in the ordinary course of business;

                                    (iv) taken or permitted  any act or omission
                  constituting a breach or default under any contract, indenture, agreement or understanding by which Seller or its properties is or was bound;

                                    (v) failed to use  reasonable  efforts or to
                  act in good faith (a) to preserve the assets and business of Seller, (b) to keep available the services of Seller's present employees, agents and representatives, (c) to preserve the goodwill of Seller's customers, suppliers, and all others having business with Seller, (d) to conduct and operate Seller's business, and maintain Seller's books, accounts and records, in the customary manner, in a prudent and normal fashion, and in the ordinary course of business, or (e) to maintain the Purchased Assets in the same condition as such assets were in as of December 31, 1997 and preserve Seller's physical properties, business premises, fixtures, furniture and equipment, ordinary wear and tear excepted;

                                    (vi) made any material  changes in the scope
                  or nature of any of Seller's business activities or engaged, directly or indirectly, in a business substantially different from Seller's business on the date hereof;

                                    (vii)  made  any  disclosure  regarding  the
                  transactions contemplated by this Agreement without the prior approval of Purchaser;

                                    (viii)  failed to  maintain  in  effect  (a)
                  sufficient insurance to insure the Purchased Assets to their full insurable value, and (b) liability insurance prudent and appropriate for entities of the size, scope and nature of Seller's business; or

                                    (ix)  to  their  Knowledge,  failed  to duly
                  comply in all material respects with all laws, regulations, permits, permissions or authorizations which are applicable to Seller or to the conduct of Seller's business.

                  6.4.2. Seller has conducted its business and kept its records in a manner consistent with its practices at the time and during the periods reflected in the Seller Financial Statements without material change of practices, policies or procedures, including without limitation practices in connection with the treatment of expenses, receivables and reserves in respect thereof, and selling and purchasing policies.

     Section 6.5. Undisclosed Liabilities. To their Knowledge, except as reflected on the Seller Financial Statements, Seller has no liabilities or obligations, whether accrued, absolute, contingent or otherwise, and whether due or to become due, and whether known or unknown, and there is no basis for any claim against Seller for any such liabilities or obligations, except liabilities or obligations incurred in the ordinary course of business of Seller since December 31, 1997, including the Assumed Liabilities, none of which individually or in the aggregate will have a material adverse effect upon the Purchased Assets or the business or condition, financial or otherwise, of Seller.

     Section 6.6. Tax Returns. Seller has filed with the appropriate agencies all tax returns and tax reports required by law to be filed by or with respect to Seller and has paid all taxes due, specifically including all returns and taxes with respect to employment matters, and (i) no audit of any federal, state, county or municipal returns or other tax returns filed by Seller is in progress or pending or threatened, (ii) there are no unpaid taxes which are or will become a lien or charge on any of the Purchased Assets or for which Purchaser may be liable and there are no known or proposed deficiency assessments in respect of any Federal, State, county, municipal or other tax return filed by Seller which might adversely affect the Purchased Assets or Seller's business or for which Purchaser may be liable; and (iii) there are no taxes, penalties or interest assessed against, due and/or unpaid by Seller with respect to the Purchased Assets or Seller's business.

     Section 6.7. Real Property.

                  6.7.1. Set forth in Schedule 6.7.1 is a list of the addresses of each parcel of real property leased or otherwise used by Seller (the "Real Estate"). Seller has furnished to Purchaser a legal description of each such parcel, true and complete copies of each lease of any Real Estate of which Seller is the lessee or the lessor (herein referred to as the "Real Estate Leases"), and a description of the type of use of each such parcel. Seller owns no real property and has not agreed or committed to purchase any real property.

                  6.7.2. All Real Estate Leases are in full force and effect and there exists thereunder no event of default or event which, with the giving of notice or passage of time or both, would constitute an event of default by any party thereto, and all of the Real Estate Leases are assignable to Purchaser hereunder, and Seller has obtained any necessary consents to such assignment. There are no delinquencies or alleged delinquencies in the payment of rents or other amounts owed any landlords under any of the Real Estate Leases.

                  6.7.3. To the best of Seller's Knowledge all of the buildings and improvements on the property covered by the Real Estate Leases comply with any federal, state and local laws, ordinances and regulations and insurance requirements applicable to said buildings and improvements.

     Section 6.8. Personal Property - Owned. Seller has good and marketable title to all personal property reflected on the Seller Financial Statements
(except any sold since the date thereof in the ordinary course of business), free and clear of all mortgages, liens, security interests, charges, claims, restrictions and other encumbrances of every kind. The personal property utilized in Seller's business is owned by Seller and may be used for such purposes without conflict with the rights of others.

     Section 6.9. Personal  Property - Leased.  Seller has disclosed in Schedule
1.1.4 all leases under which Seller leases personal property from others. Seller has furnished Purchaser with a true and complete copy of all such leases. The property described in such leases is presently used by Seller as lessee under the terms of such leases and such leases are in full force and effect, and no defaults exist under such leases and there exists no event which, with the giving of notice or passage of time or both, would constitute a default under such leases. All of such leases are assignable to Purchaser hereunder, and Seller shall obtain all necessary consents to such assignment.

     Section 6.10. Use and Condition of Property; Environmental Concerns.

                  6.10.1. There are and have been no violations by Seller of, and Seller has not received notice of any violation of, any law, statute, ordinance, regulation, order, rule, judgment, writ, injunction, decree, permit, registration or other requirement relating or applicable to the Real Estate or any of Seller's property, assets, business or operations or the Purchased Assets, including without limitation violations relating to pollution control or environmental contamination. To the best of Seller's knowledge there are no orders, rulings, decrees, injunctions, judgments or writs of any federal, state or local government or of any court, department, commission, board, bureau, agency or other instrumentality thereof known to Seller outstanding against, or relating or applicable to, Seller or its properties, business or operations or the Real Estate.

                  6.10.2. There are no facts or circumstances that Seller reasonably believes could form the basis for the assertion of any claim against Seller in respect of the business, operations, activities or properties of Seller or the Real Estate relating to environmental matters.

                  6.10.3. There are no environmental operating or other similar environmental permits or authorizations required for the operation of Seller's business or the Purchased Assets.

     Section 6.11. Restrictive Covenants. Except for the Noncompetition and Confidentiality Agreements, none of the Shareholders and Seller is subject to any agreements not to compete or similar restrictive covenants.

     Section 6.12. Intellectual Property Rights. There are no patents, patent applications, inventions, discoveries, trade secrets or other intellectual property relating to or used in the business of Seller developed by any of the employees of Seller or any other party to which Seller has or may have a right of ownership or a right of use which have not been assigned to Seller.

     Section 6.13. Necessary Property. The Purchased Assets and the Excluded Assets constitute all of the property necessary for the conduct of the operations and business of Seller in the manner and to the extent conducted during all periods reflected in the Seller Financial Statements.

     Section 6.14. No Breach, Default or Violation. Seller is not in default under or in breach or violation of the provisions of any franchise or license, any provision of its Articles of Incorporation or Bylaws, any promissory note, indenture or any evidence of indebtedness or security therefor, or any lease, contract, purchase or other commitment or any other agreement by which it is bound, which individually or in the aggregate may result in a material adverse effect on its business or condition, financial or otherwise, or the Purchased Assets.

     Section 6.15. Litigation and Claims. Except as disclosed on Schedule 6.15, there is no action, suit, legal or administrative proceeding, arbitration, investigation or other proceeding or claim pending or, to the best knowledge of Seller threatened, against or affecting the Purchased Assets, and Seller is not a party plaintiff in any action, suit, arbitration or proceeding. No unsatisfied judgment, order or decree has been entered and remains pending or in effect as to Seller.

     Section 6.16. Material Contracts. Except as set forth on Schedule 1.1.4, there are no material contracts, agreements, commitments, licenses, permits, plans, instruments and binding arrangements to which Seller is subject or by which Seller is bound, oral or written, expressed or implied, including without limitation all agreements and instruments relating to purchase orders or commitments, supply or requirements contracts, employment agreements, agreements with sales agents or representatives, and franchise or license agreements. For the purposes of this Section 6.16, "material" shall not include any contract, agreement or commitment which (i) does not involve future commitments in excess of $10,000 as to any single contract or $50,000 in the aggregate as to all such contracts or (ii) may be terminated without premium or penalty on 30 days' or less notice.

     Section 6.17. Validity of Purchased Contracts. Each Purchased Contract may be assigned to Purchaser without any restriction, required consent or other approval (except for such consents or approvals that Seller has obtained), is in full force and effect and constitutes the valid, legal and binding obligations of Seller and the other parties thereto, enforceable in accordance with its terms except that (i) such enforcement may be subject to bankruptcy, insolvency, reorganization, moratorium or similar laws now or hereafter in effect relating to creditors' rights, and (ii) the remedy of specific performance and injunctive and other forms of equitable relief may be subject to equitable defenses and to the discretion of the court before which any proceeding therefor may be brought; Seller is not in default and to the best knowledge of Seller no other party thereto is in default (and no event has occurred which with notice or lapse of time or both would become a default) or has an accrued right of termination thereunder; and no such contract requiring the purchase by Seller of equipment, furniture, fixtures, operating supplies or other properties or services is for a quantity in excess of the normal requirements of Seller's business or at a price in excess of the generally prevailing price for the item to be purchased.

     Section 6.18. Powers of Attorney. There are no outstanding powers of attorney granted by Seller with respect to its business or operations or the Purchased Assets.

     Section 6.19. Insurance. Schedule 6.19 is a true, correct and complete list of all fire, theft, casualty, liability and other insurance policies insuring Seller and all insurance policies maintained for any of its employees, specifying the type of coverage, the amount of coverage, the premium, the insurer and the expiration date of each such policy. Seller is not in default with respect to any provisions of any such policy, nor has Seller failed to give any material notice or present any material claim known to Seller under any such policy in due and timely fashion.

     Section 6.20. Employment Matters; Employee Benefit Plans; ERISA Compliance.

                  6.20.1. None of the employees of Seller is employed pursuant to a written agreement and all such employees may be terminated at will. The hours worked by, payments made to and the working conditions of the employees of Seller have not been in violation of the Fair Labor Standards Act or any other applicable federal, state or local laws, orders or regulations relating to the payment of wages, conditions of employment, the employment of minors or similar matters; the practices of Seller in respect to the hiring, working conditions, promotion, discharge, discipline and rates of pay of its employees have not been in violation of any federal, state or local laws, executive orders or regulations, including but not limited to those prohibiting discrimination for any reason; and there are not as of the date of this Agreement and there will not be as of the Closing Date any labor troubles of any kind or nature pending or threatened against Seller.

                  6.20.2. Schedule 6.20 contains a list of all current and former employee benefit plans and practices maintained by Seller within the past five years (whether funded or unfunded, insured or uninsured) that provide retirement, disability, health or other benefits (collectively, all such plans and practices are the "Plans"), including all such Plans that are either an "employee pension benefit plan" or an "employee welfare benefit plan" as such terms are defined in the Employee Retirement Income Security Act of 1974 (together with all
         regulations  of  the  Internal  Revenue  Service,   the  United  States
         Department of Labor and the Pension Benefit Guaranty Corporation thereunder, "ERISA"), along with a notation thereon of "current" as to all such Plans currently maintained by Seller and the date of termination thereof as to all Plans that have been terminated.

                  6.20.3. In connection with the administration of the Plans (and each of them) Seller has (i) timely filed all reports and other documents that Seller was required by ERISA to file with the Internal Revenue Service, the United States Department of Labor or the Pension Benefit Guaranty Corporation, (ii) timely furnished to all plan participants and beneficiaries all reports and documents that Seller was required by ERISA to furnish to them, and (iii) complied in all other respects with ERISA and other applicable law and regulations. Seller has not been notified or accused of any violation of ERISA or other applicable law or regulation with respect to any of the Plans, and Seller has no liability with respect to any of the Plans for any funding deficiency, excise or other taxes, penalties, fines, interest or other expense or damages of any kind whatsoever.

     Section 6.21. Guaranties. There are no contracts or commitments by Seller guaranteeing the payment or performance by persons or entities other than Seller or whereby, except for the endorsement of checks in the regular and ordinary course of its business, Seller in any way is or will be liable with respect to obligations of any other person or entity, and no other person or entity has guaranteed or otherwise become contingently liable with respect to any indebtedness or obligations of Seller.

     Section 6.22. Compliance with Laws; Licenses. The business and operations of Seller are and have been in compliance in all material respects with all applicable laws, rules and regulations of all authorities, and Seller has obtained all licenses, permits, bonds, insurance and the like and have made all registrations which are required for such compliance. A list of all states in which Seller is licensed or registered as an employment agency, employment leasing agency or similar business, and a copy of each license or registration listed, is attached hereto as Schedule 6.22.

     Section 6.23. Authorization of Agreement. The execution, delivery and performance of this Agreement by Seller and the consummation by Seller of the transactions contemplated hereby have been duly and effectively authorized by all requisite corporate and other action and this Agreement constitutes a legal, valid and binding obligation of Seller, enforceable against Seller in accordance with its terms, except as may be affected by bankruptcy, insolvency, reorganization, moratorium or similar laws relating to or affecting creditors' rights generally or by equitable principles. Neither the execution, performance or delivery of this Agreement nor the consummation of the transactions contemplated hereby will (i) violate, conflict with, or constitute a default (or an event which, with notice or lapse of time or both, would constitute a default) under, or result in the creation of a lien or encumbrance on any of the Purchased Assets pursuant to any of the terms, conditions, or provisions of the Articles of Incorporation or Bylaws of Seller or any note, bond, mortgage, indenture, deed of trust, license, agreement, or other instrument or obligation to which Seller is a party or is bound, or (ii) violate any law, rule, regulation, order, writ, injunction, decree or statute applicable to the business or operations of Seller or the Purchased Assets.

         Section 6.24. All Material Information. No representation or warranty made by Seller in this Agreement or any Schedule delivered pursuant to this Agreement (or any statement made to Purchaser by or on behalf of Seller in connection with the transactions contemplated by this Agreement) contains any untrue statement of a material fact or omits to state any material fact necessary to make such representation, warranty or statement, in light of the circumstances when made, not misleading. Seller has no Knowledge of any existing or threatened occurrence, event or development which, as far as can be reasonably foreseen on the basis of information currently available to Seller, has or would have a material adverse effect upon the business, operations, prospects, property, assets or financial condition of Seller or the Purchased Assets.

     Section 6.25. Material Adverse Contracts. Seller is not a party to any contract, agreement or arrangement, oral or written, express or implied, whatsoever which could materially adversely affect the use or operation of the Purchased Assets by Purchaser or which could materially adversely affect the value or prevent or hinder the sale of the Purchased Assets.

     Section 6.26. Copies of Documents. True, correct and complete copies of the leases, contracts and all other documents contained, listed or referred to in this Agreement or in the Schedules to this Agreement have been delivered to Purchaser prior to the execution of this Agreement.

     Section 6.27. Shareholders. The persons listed in Schedule 6.27 constitute all of the beneficial and record holders of all of the issued and outstanding shares of capital stock of Seller, each owning that number of shares listed in
Schedule 6.27 free and clear of any options, warrants, restrictions, pledges, liens, encumbrances, claims, restrictions and security interests.

     Section 6.28. Consents of Third Parties. All necessary consents or approvals of third parties to the transfer and assignment of the Purchased Assets, the absence of which would adversely affect Purchaser's rights hereunder or its utilization of the Purchased Assets or the conduct of the related businesses, have been obtained (and shown by evidence satisfactory to Purchaser), including without limitation the consents and approvals referred to in this Agreement.

     Section 6.29. Other Approvals. All necessary consents, approvals, authorizations or other official actions of all governmental authorities, the absence of which would materially affect Purchaser's rights hereunder or to the utilization of the Purchased Assets or conduct of the related business, have been duly and validly issued or granted and the period for objection, stay or imposition of any other impediment to the transactions contemplated hereby by any such governmental authority has expired.

     Section 6.30. Customer Relations. Seller has no Knowledge that any person or organization that has been a material customer of Seller during all or any portion of the period of time encompassed by the Seller Financial Statements intends or is likely not to be a material customer of Purchaser within the twelve month period following the Effective Time, and Seller has no Knowledge of any facts, circumstances or conditions (other than general economic conditions applicable generally to Seller's customers) that, either individually or in the aggregate, would cause a reasonable person to believe that any such material customer of Seller will not, or likely will not, be a material customer of Purchaser during the twelve month period following the Effective Time.

     Section 6.31. Knowledge. As used as a capitalized defined term herein, the term "Knowledge" means the actual knowledge of the person or entity in question, and the Knowledge of Seller includes the Knowledge of all Shareholders, Directors and officers of Seller.

                                   ARTICLE VII
                   Representations and Warranties by Purchaser

     In order to induce Seller to enter into this Agreement and consummate the transactions contemplated hereunder, Purchaser makes the following representations, warranties, covenants and agreements, each of which shall be deemed to be independently material and relied upon by Seller, regardless of any investigation made or information obtained by Seller:

     Section 7.1. Valid Existence and Qualification of Purchaser. Purchaser is a limited partnership duly organized and validly existing under the laws of the State of Indiana, has been admitted to transact business in the state of Georgia as a foreign limited partnership, and has all requisite partnership power and authority to acquire and own the Purchased Assets, to assume, pay, perform and discharge the Assumed Liabilities, and to perform its obligations under this Agreement.

     Section 7.2. Authorization of Agreement by Purchaser. The execution, delivery and performance of this Agreement by Purchaser and the consummation by Purchaser of the transactions contemplated hereby have been authorized by all requisite partnership and other action and this Agreement constitutes a legal, valid and binding obligation of Purchaser, enforceable against Purchaser in accordance with its terms, except as may be affected by bankruptcy, insolvency, reorganization, moratorium or similar laws relating to or affecting creditors' rights generally or by equitable principles. Neither the execution, performance or delivery of this Agreement nor the consummation of the transactions contemplated hereby will (i) violate, conflict with, or constitute a default (or an event which, with notice or lapse of time or both, would constitute a default) under, any of the terms, conditions, or provisions of the Partnership Agreement of Purchaser or any note, bond, mortgage, indenture, deed of trust, license, agreement, or other instrument or obligation to which Purchaser is a party or is bound, or (ii) violate any law, rule, regulation, order, writ, injunction, decree or statute applicable to Purchaser.


                                  ARTICLE VIII
                                 Indemnification

     Section 8.1. Indemnification by Seller and the Shareholders. Seller and the Shareholders, jointly and severally, hereby covenant and agree to indemnify Purchaser and its successors and assigns against and hold them harmless from any and all liabilities, losses, deficiencies, damages, expenses and costs (including, without limitation, reasonable counsel fees and costs and expenses incurred in the investigation, defense or settlement of any claims covered by this indemnity or incurred in connection with successfully asserting, proving and collecting indemnity payments pursuant to this Article VIII with respect to matters not involving defense of third-party claims) accruing from or arising at any time as a result of or out of:

                  8.1.1. Any inaccuracies in or breaches of the representations, warranties, covenants, obligations or agreements made or to be complied with or performed by the Shareholders or Seller pursuant to this Agreement or in any agreement, schedule, certificate or instrument delivered by or on behalf of the Shareholders or Seller pursuant hereto, including without limitation the Noncompetition and Confidentiality Agreements;

                  8.1.2. Any and all of Seller's liabilities other than the Assumed Liabilities;

                  8.1.3. Any claims for brokerage commissions or placement or finders' fees in connection with the transactions contemplated by this Agreement, insofar as such claims shall be alleged to be based on arrangements made by or on behalf of Seller, other than the brokerage commissions payable by Purchaser in accordance with Article XI; and

                  8.1.4. Any operations or business conducted, commitment made, service rendered or condition existing or any action taken or omitted by or on behalf of Seller on or prior to the Effective Time, except for liabilities expressly assumed by Purchaser pursuant to Section 3.1 hereof.

     Section 8.2. Indemnification by Purchaser. Purchaser shall indemnify Seller and the Shareholders and their respective successors and assigns against and hold them harmless from any and all liabilities, losses, deficiencies, damages, expenses and costs (including, without limitation, reasonable counsel fees and costs and expenses incurred in the investigation, defense or settlement of any claims covered by this indemnity or incurred in connection with successfully asserting, proving and collecting indemnity payments pursuant to this Article
VIII with respect to matters not involving defense of third-party claims) accruing from or arising at any time as a result of or out of:

                  8.2.1. Any claims for brokerage commissions or placement or finders' fees in connection with the transactions contemplated by this Agreement insofar as such claims shall be alleged to be based on arrangements made by or on behalf of Purchaser;

                  8.2.2. Any failure of Purchaser to pay, discharge or perform the Assumed Liabilities;

                  8.2.3. Any liabilities asserted by any third party arising out of any act or failure to act by Purchaser after the Effective Time, except Excluded Liabilities and liabilities as to which Seller is obligated to indemnify Purchaser pursuant to Section 8.1; and

                  8.2.4. Any inaccuracies in or breaches of the representations, warranties, covenants, obligations or agreements made or to be complied with or performed by Purchaser pursuant to this Agreement.

     Section 8.3. Survival of Covenants, Representations and Warranties. Each of the covenants, representations and warranties contained herein or in any agreement, schedule, certificate or instrument delivered pursuant hereto shall survive the Closing and remain in full force and effect indefinitely, regardless of any investigation made by or on behalf of any party hereto.

     Section 8.4. Payment and Settlement of Amounts Due.

                  8.4.1. Any amount due to Purchaser from Seller and/or any of the Shareholders pursuant to any of the provisions of this Article VIII shall be paid to Purchaser by Seller and/or the Shareholders within 10 days of demand therefor. If such amounts are not paid to Purchaser when due, Purchaser shall be entitled, in addition to all other available remedies, to offset such amounts against amounts otherwise payable to Seller pursuant to Section 2.1.

                  8.4.2. Any amount due to Seller and/or any of the Shareholders from Purchaser pursuant to any of the provisions of this Article VIII shall be paid to Seller and/or the Shareholders by Purchaser within 10 days of demand therefor.

                  8.4.3. Any amounts not paid when due pursuant to the provisions of this Section 8.4 shall bear interest from the date of demand at the rate of 15 percent per annum.


                                   ARTICLE IX
                   Change of Names; Use of Names by Purchaser

     As soon as practicable after the Effective Time Seller shall change its corporate name to a name other than, and not similar to, the name "Worldwide Business Resources, Ltd.," and shall file appropriate documents reflecting such name change in Georgia and in each state where qualified to do business as a foreign corporation. Seller shall coordinate any such name change and the filings in connection therewith with Purchaser and its counsel in order to ensure that Purchaser obtains all rights to the name in all jurisdictions in which Seller has used such name. From and after the Effective Time Purchaser shall have full right, power and authority to use, and Seller hereby consents to the use by Purchaser or Purchaser's designee of, the name "Worldwide Business
Resources, Ltd.", and the name "Worldwide Staffing Resources" and any abbreviations or combinations thereof, all past corporate names of Seller and other names used or previously used by Seller or its predecessors in their businesses, and any word or trade name used by Seller prior to the Effective Time in the conduct of its business, without restriction or adverse claim of Seller, any of its affiliates, or any person claiming by, through or under Seller. After the Effective Time, Seller shall not use any such name without Purchaser's written consent, except that Seller may continue to collect its accounts receivable under its corporate and assumed business names specified above.

                                    ARTICLE X
                             Expenses of the Parties

     Each party shall pay its expenses, including the expenses of its legal and accounting representatives, in connection with the origin, negotiation, execution and performance of this Agreement, except as otherwise provided herein. Purchaser shall pay any and all sales and transfer taxes with respect to the transactions contemplated hereby. Seller shall pay any and all federal and state income or other taxes attributable to Seller arising as a result of the transactions contemplated hereby.


                                   ARTICLE XI
                               Brokers' Commission

     The parties hereby agree and represent and warrant to each other that there are no claims for brokerage commissions, or placement or finders' fees in connection with the transactions contemplated by this Agreement, except for brokerage commissions payable to International Business Consultants, Inc., a broker engaged by Seller, whose commission of $85,000 with respect to the transaction effected by this Agreement shall be paid $45,000 by Purchaser and $40,000 by Seller.


                                   ARTICLE XII
                                  Miscellaneous

     Section 12.1. Waivers and Amendments. This Agreement may be amended or modified, and its terms or conditions may be waived, only by a written instrument executed by the parties hereto, or in the case of a waiver, by the party waiving compliance. The failure of any party at any time or times to require performance of any provision hereof shall in no manner affect its right at a later time to enforce the same. No waiver by any party of the breach of any term or condition contained in this Agreement in any one or more instances shall be deemed to be, or construed as, a further or continuing waiver of any breach, or a waiver of the breach of any other term or condition contained herein. The parties reserve the right to amend or modify this Agreement, or waive the terms or conditions hereof, without the consent of any third person (natural or otherwise).

     Section 12.2. Entire Agreement. This Agreement (and the Schedules and Exhibits hereto which are hereby incorporated and made a part hereof) and all certificates, agreements, documents and instruments delivered contemporaneously and in connection herewith constitute the entire understanding of the parties relative to the subject matter hereof and supersede all prior agreements and undertakings between or among any of the parties relating to the subject matter hereof. Any reference herein to this Agreement shall be deemed to include the Schedules and Exhibits hereto.

     Section 12.3. Headings. The table of contents and descriptive headings in this Agreement and on the Schedules and Exhibits are inserted for convenience only and shall not constitute a part of, nor affect the meaning or interpretation of, this Agreement or any section or subsection hereof.

     Section 12.4. Notices. Any notice, election or demand to be given hereunder to any of the parties by another shall be in writing and personally delivered or sent by prepaid same day or overnight courier or registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

       If to Purchaser,                        Don R. Taylor, President
        addressed to:                          PMI Administration, Inc.
                                               1499 Windhorst Way, Suite 100
                                               Greenwood, IN 46143

       With a copy to:                         David B. Millard, Esq.
                                               Leagre Chandler & Millard
                                               9100 Keystone Crossing, Suite 800
                                               Indianapolis, IN 46240

       If to Seller, E. James Grethe or
        Victoria Grethe,                       965 Edgewater Drive
        addressed to:                          Atlanta, GA 30328

       If to Lisa Paonessa,                    313 Wynfield Trace
        addressed to:                          Norcross, GA 30092

       With a copy (with respect               Gary A. Barnes, Esq.
        to Seller or the Shareholders) to:     Gambrell & Stolz, L.L.P.
                                               SunTrust Plaza, Suite 4300
                                               303 Peachtree Street, N.E.
                                               Atlanta, GA 30308

Any party may change the address to which notices are to be sent to it by giving written notice of such change of address to the other parties in the manner herein provided for giving notice.

     Section 12.5. Severability. In case any one or more of the provisions contained in this Agreement shall for any reason be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality, or unenforceability shall not affect any other provision hereof and this Agreement shall be construed as if such invalid, illegal, or unenforceable provision had never been contained herein. Should any particular covenant in this Agreement be held unreasonable or unenforceable for any reason, including without limitation the time period, geographical area, or scope of activity covered by such covenant, then such covenant shall be given effect and enforced to whatever extent would be reasonable and enforceable.

     Section 12.6. Governing Law. This Agreement shall be governed by and construed and interpreted in accordance with the laws of the State of Indiana.

     Section   12.7.   Consent  to   Jurisdiction.   Each  party  hereto  hereby
irrevocably:

                  12.7.1. consents to any suit, action or proceeding with respect to this Agreement being brought in the Circuit or Superior Court of the State of Indiana in Johnson County and in the United States District Court for the Southern District of Indiana;

                  12.7.2. waives to the fullest extent permitted by the law governing this Agreement any objection that it might have now or hereafter to the laying of the venue of any such suit, action or proceeding under Section 12.7.1 above in any such court and any claim that any such suit, action or proceeding under Section 12.7.1 above has been brought in an inconvenient forum;

                  12.7.3. acknowledges the competence of any such court, submits to the jurisdiction of any such court in any such suit, action or proceeding and agrees that the final judgment in any such suit, action or proceeding brought in such court shall be conclusive and binding upon such party and may be enforced in the courts of the jurisdiction in which such party's principal office or principal residence is located, subject to any provision of the law of such jurisdiction of general applicability relating to enforcement proceedings, or in any of the courts specified in Section 12.7.1, a certified or exemplified copy of which shall be conclusive evidence of the fact and of the amount of such party's obligation; provided, that service of process is effected upon such party in the manner specified below or as otherwise permitted by law; and

                  12.7.4. to the extent that such party has or hereafter may acquire any immunity from jurisdiction of any such court or from any legal process therein, waives such immunity, to the fullest extent permitted by law, and agrees not to assert, by way of motion, as a defense, or otherwise, in any such suit, action or proceeding, any claim that (i) such party is not personally subject to the jurisdiction of the above-named courts, (ii) such party is immune from any legal process (whether through service or notice, attachment prior to judgment, attachment in aid of execution, execution or otherwise) with respect to such party or the property of such party or (iii) this Agreement or the subject matter hereof may not be enforced in or by such courts.

     Section 12.8. Third Parties. Except as otherwise provided herein, nothing herein expressed or implied is intended or shall be construed to confer upon or give to any person or entity other than the parties hereto and their respective successors or assigns, any rights or remedies under or by reason of this Agreement.

     Section 12.9. Counterparts. This Agreement may be executed in multiple counterparts, each of which shall be deemed an original.

     Section 12.10. Successors and Assigns. All the terms, covenants, and conditions of this Agreement shall be binding upon, and inure to the benefit of and be enforceable by the parties hereto and their respective successors and assigns.


              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the day and year first above written.


                                     PMI LP II, an Indiana Limited Partnership

                                     By: PMI ADMINISTRATION, INC.,
                                         its General Partner


                                            By /s/ Don R. Taylor
                                            Don R. Taylor, President

                                                   PURCHASER



                                    WORLDWIDE BUSINESS RESOURCES, LTD.,
                                    a Georgia corporation


                                   By /s/ E. James Grethe
                                   E. James Grethe, President

                                                    SELLER




                                      /s/ E. James Grethe
                                      E. James Grethe, Individually

                                                 SHAREHOLDER



                                      /s/ Victoria Grethe
                                      Victoria Grethe, Individually

                                                 SHAREHOLDER



                                     /s/ Lisa Paonessa
                                     Lisa Paonessa, Individually

                                                 SHAREHOLDER

                          EXHIBIT 10.1


                   SCHEDULE OF OPTIONS GRANTED
              UNDER 1994 DIRECTOR STOCK OPTION PLAN
                     (THROUGH APRIL 30, 1998)

                    Number of     Date of   Option     Option
Grantee         Options Granted*   Grant    Price*     Period

Joseph C. Cook, Jr.      550       1/31/95  $12.09    1/30/2000
                       1,100       4/30/95   16.73    4/29/2000
                         550       7/31/95   13.75    7/30/2000
                       1,100       10/31/95   9.08    10/30/2000
                         825       01/31/96   5.90    1/30/2001
                         550       04/30/96   8.75    04/29/2001
                         550       07/31/96   6.98    07/30/2001
                         550       10/31/96   7.63    10/30/2001
                         550       1/31/97    9.45    1/30/2002
                         550       4/30/97    9.88    4/29/2002
                         550       7/31/97    9.63    7/30/2002
                         550       10/31/97  11.74    10/30/2002
                       1,100       1/31/98   11.79    1/30/2003
                         550       4/30/98   13.60    4/29/2003

David L. Swider          825       1/31/95  $ 9.95    1/30/2000
                                  (for the quarter
                                   ended 10/31/94)

                       1,100       1/31/95   12.09    1/30/2000
                       1,100       4/30/95   16.73    4/29/2000
                         550       7/31/95   13.75    7/30/2000
                       1,100       10/31/95   9.08    10/30/2000
                       1,100       01/31/96   5.90    01/30/2001
                       1,100       04/30/96   8.75    04/29/2001
                         825       07/31/96   6.98    07/30/2001
                         825       10/31/96   7.63    10/30/2001
                         825       1/31/97    9.45    1/30/2002
                         550       4/30/97    9.88    4/29/2002
                         825       7/31/97    9.63    7/30/2002
                         825       10/31/97  11.74    10/30/2002
                       1,650       1/31/98   11.79    1/30/2003
                         550       4/30/98   13.60    4/29/2003

Richard L. VonDerHaar    825       1/31/95  $ 9.95    1/30/2000
                                  (for the quarter
                                   ended 10/31/94)

                       1,100       1/31/95   12.09    1/30/2000
                       1,100       4/30/95   16.73    4/29/2000
                         550       7/31/95   13.75    7/30/2000
                       1,100       10/31/95   9.08    10/30/2000
                       1,100       01/31/96   5.90    01/30/2001
                         550       04/30/96   8.75    04/29/2001
                         825       07/31/96   6.98    07/30/2001
                         825       10/31/96   7.63    10/30/2001
                         825       1/31/97    9.45    1/30/2002
                         550       4/30/97    9.88    4/29/2002
                         825       7/31/97    9.63    7/30/2002
                         825       10/31/97  11.74    10/30/2002
                       1,650       1/31/98   11.79    1/30/2003
                         550       4/30/98   13.60    4/29/2003

Max K. DeJonge           550       10/31/95 $ 9.08    10/30/2000
                         550       01/31/96   5.90    01/30/2001
                         550       04/30/96   8.75    04/29/2001
                         550       07/31/96   6.98    07/30/2001
                         550       10/31/96   7.63    10/30/2001
                         550       1/31/97    9.45    1/30/2002
                         550       4/30/97    9.88    4/29/2002
                         550       7/31/97    9.63    7/30/2002
                         550       10/31/97  11.74    10/30/2002
                         550       1/31/98   11.79    1/30/2003
                         550       4/30/98   13.60    4/29/2003

*All grants prior to April 24, 1995 retroactively adjusted for ten percent stock dividend paid on that date.